Form 10-K
period 1993-12-31
MAPCO INC
filed 1994-03-29
CIK 62142

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K
                             ---------------------

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                             ---------------------

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               FOR THE TRANSITION PERIOD FROM         TO
                                              -------    -------
                             ---------------------

                         COMMISSION FILE NUMBER 1-5254
                             ---------------------

                                   MAPCO INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                         73-0705739
        (State or other Jurisdiction of                          (I.R.S. Employer
        Incorporation or Organization)                          Identification No.)
 1800 SOUTH BALTIMORE AVENUE, TULSA, OKLAHOMA                          74119
   (Address of Principal Executive Offices)                         (Zip Code)

       Registrant's telephone number, including area code: (918) 581-1800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                                WHICH REGISTERED
- -----------------------------------------------   -----------------------------------------------
         Common Stock, $1.00 Par value                        New York Stock Exchange
                                                              Pacific Stock Exchange
                                                              Chicago Stock Exchange
        $400 million in Debt Securities                                None
($400 million designated as Medium-Term Notes,
  $353 million of which have been issued (and
$10 million of which have matured and have been
  paid) as of March 24, 1994, with maturities
          from 9 months to 30 years)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO    .
                                       ---     ---

     THE AGGREGATE MARKET VALUE OF MAPCO INC.'S ("MAPCO") VOTING STOCK HELD BY NON-AFFILIATES OF MAPCO, BASED ON THE LAST SALE PRICE OF MAPCO COMMON STOCK ON THE NEW YORK STOCK EXCHANGE ON MARCH 24, 1994 WAS $1,796,021,449. ON THAT DATE, 29,975,207 SHARES OF MAPCO COMMON STOCK WERE OUTSTANDING, OF WHICH 29,382,764 SHARES WERE HELD BY NON-AFFILIATES.

                      DOCUMENTS INCORPORATED BY REFERENCE

     LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14-A UNDER THE SECURITIES EXCHANGE ACT OF 1934 (TO THE EXTENT SET FORTH IN PART I, ITEM 1 AND PART III, ITEMS 10, 11, 12 AND 13 OF THIS ANNUAL REPORT).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                    PART I

                                                                                          PAGE
                                                                                          ----
Item  1.   Business.....................................................................    1
           BUSINESS OF MAPCO............................................................    1
           NATURAL GAS LIQUIDS..........................................................    1
           PETROLEUM....................................................................    5
           COAL.........................................................................    7
           EXECUTIVE OFFICERS OF MAPCO INC..............................................   12
           EMPLOYEES....................................................................   12
Item  2.   Properties...................................................................   12
Item  3.   Legal Proceedings............................................................   12
Item  4.   Submission of Matters to a Vote of Security Holders..........................   14

                                           PART II

Item  5.   Market for Registrant's Common Equity and Related Stockholder Matters........   14
Item  6.   Selected Financial Data......................................................   15
Item  7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................................   15
Item  8.   Financial Statements and Supplementary Data..................................   23
Item  9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................................   23

                                           PART III

Item 10.   Directors and Executive Officers of the Registrant...........................   23
Item 11.   Executive Compensation.......................................................   23
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   23
Item 13.   Certain Relationships and Related Transactions...............................   23

                                           PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............   24
SIGNATURES..............................................................................   28

                                       (i)

                                     PART I

ITEM 1. BUSINESS.

                               BUSINESS OF MAPCO

     MAPCO Inc. ("MAPCO" or the "Company") is a diversified energy company which, through separate subsidiaries and affiliates, is engaged in the production of natural gas liquids and coal; the transportation by pipeline of natural gas liquids, anhydrous ammonia and refined petroleum products; the refining of crude oil; the marketing of natural gas liquids, refined petroleum products, coal, fertilizers and crude oil; the trading of crude oil, refined petroleum products and natural gas liquids ("NGLs"); NGL storage; and the marketing of motor fuel and merchandise through convenience store operations. MAPCO was incorporated in Delaware in 1958 and has its principal executive offices in Tulsa, Oklahoma. For convenience of reference and simplification of this report, references herein to MAPCO or the Company include its subsidiaries or affiliates, unless the context requires otherwise.

SEGMENT INFORMATION

     The segment reporting structure for MAPCO is as follows:

           SEGMENT                    BUSINESS ACTIVITY INCLUDED WITHIN SEGMENT
- ------------------------------  -----------------------------------------------------
Natural Gas Liquids...........  Liquid Petroleum Gas ("LPG") and Fertilizer Sales,
                                NGL Production and Processing, Pipeline Operations
                                and Underground Storage.
Petroleum.....................  Refining, Retail and Wholesale Marketing, and Crude,
                                NGL and Refined Products Trading.
Coal..........................  Coal Production and Marketing.

     In 1992, MAPCO resegmented its operations from four segments into three by combining certain operating units of the previous Gas Products and Transportation segments, creating the Natural Gas Liquids segment. The resegmentation also involved combining certain operating units of the Gas Products segment into the Petroleum segment. The Natural Gas Liquids subsidiary was created to capitalize on and provide added emphasis for MAPCO in the growing natural gas liquids industry, an area identified for future growth and expansion. All prior year amounts have been restated to reflect this consolidation.

     Financial information about these segments for each of the three years ended December 31, 1993 is set forth in Note 8 to the consolidated financial statements on pages F-13 and F-14 and Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 23.

                              NATURAL GAS LIQUIDS

GENERAL

     During 1992, the Company combined certain operating units of its Gas Products and Transportation segments into the MAPCO Natural Gas Liquids Segment. The Natural Gas Liquids segment operations include the transportation and processing of natural gas liquids ("NGLs") as well as pipeline transportation of anhydrous ammonia, refined products and crude oil, fractionation, underground storage and the wholesale and retail marketing of NGLs and fertilizers. The 1993 Natural Gas Liquids segment revenues were $465.2 million and operating profit was $118.8 million compared to $453.5 million of revenues and $113.7 million of operating profit in 1992.

NATURAL GAS LIQUIDS MARKETING

     Propane is used principally as a fuel in various domestic, agricultural, commercial, industrial and vehicle motor fuel applications. Residential customers (generally in areas not served by natural gas) use propane for home heating, cooking and other domestic uses. The major portion of MAPCO's propane sales is for domestic usage. Agricultural uses include crop drying, fuel for tractors and irrigation engines and other agricultural heating purposes. Commercial and industrial uses include fuel for shopping centers and industrial plants.

     The marketing of propane and related appliances is carried on primarily under the trade name "Thermogas" through 140 Company-owned and operated retail plants in states in the upper Midwest and the Southeast regions of the United States. Propane is also supplied to dealers operating in the same area, as well as to wholesale outlets and industrial accounts. Based upon published industry data, Thermogas is currently the fourth largest retail propane marketer in the United States. In 1993, MAPCO sold 232.4 million gallons of retail propane compared to 218.5 million gallons in 1992.

     Approximately 89% of the propane sold by MAPCO in 1993 was purchased from outside sources. The largest propane supplier accounted for approximately 14% of such outside purchases during 1993. MAPCO's propane supply arrangements are standard for the industry with prices being subject to adjustment in accordance with changes in industry-wide market price levels.

     MAPCO, at 47 of its Thermogas retail plants, also blends, markets and applies nitrogen solutions, fertilizers, mixed fertilizers and agricultural chemicals. Fluid fertilizers are sold under the trade name "Thermogas Fluid Fertilizer." In 1993, 139,393 tons of wholesale and retail fluid fertilizer ingredients were sold in the Midwest and Southeast as compared to 166,631 tons in 1992. Most of these sales were made during the Spring.

NGL AND GAS PROCESSING

     MAPCO owns certain liquefiable hydrocarbons in natural gas under 234,000 acres in the West Panhandle gas field of Texas. MAPCO obtains its liquids through the processing of the gas at three processing plants it owns and operates in this field. Although only two of the plants are currently operational, these plants have a combined processing capacity of 260 million cubic feet of gas per day. In 1993, an average of 5,021 barrels per day of NGLs was produced and sold from the West Panhandle field, compared to 6,026 barrels per day in 1992. The extracted liquids are moved through MAPCO's Mid-America pipeline system for sale in Midwestern and Gulf Coast markets.

     Since 1991, MAPCO's West Panhandle field gas supplier has taken more than its percentage ownership share of the field's production. The cumulative effect of this acceleration in gas taken has resulted in the Westpan operations having a 25.3 billion cubic feet and $23.7 million over-take position. This imbalance will be adjusted by offsets from future field production. MAPCO uses the sales method of accounting for its gas balancing arrangements which allows the immediate recognition of all revenues on natural gas liquids sold. The acceleration in gas taken contributed an estimated $4.3 million, $9.0 million and $10.4 million to MAPCO's consolidated operating profit in 1993, 1992 and 1991, respectively.

     MAPCO owns a 50% interest in and operates a 107,000 barrel per day fractionator at Conway, Kansas. This fractionator receives mixed NGLs from the gathering areas in the Overthrust Belt area of Wyoming and Utah, New Mexico, West Texas, Western Oklahoma and Kansas for separation into ethane-propane mix, propane, normal butane, iso-butane and natural gasoline. After separation, the products are moved principally to markets in the Midwest and on the Texas Gulf Coast. MAPCO also owns and operates a 5,000 barrel per day depropanizer at Hobbs, New Mexico.

MID-AMERICA PIPELINE

     Mid-America Pipeline Company ("Mid-America"), a wholly-owned subsidiary of MAPCO Natural Gas Liquids Inc., owns and operates 7,150 miles of pipeline and related storage facilities.

     The Mid-America pipeline system transports NGLs which consist of: propane used as fuel and petrochemical feedstock; butane and natural gasoline used as refinery and petrochemical feedstock; ethane-propane mixtures and ethylene used as petrochemical feedstock; and mixed natural gas liquids for further fractionation. The pipeline system consists of 7,131 miles of pipe varying in diameter from two to twelve inches. The main line of this pipeline system runs from the Wyoming-Utah Overthrust Belt area through the northwestern New Mexico portion of the Four Corners area to near Hobbs, New Mexico, and from Hobbs to Conway, Kansas, where it branches into east and west legs. The west leg extends to near Minneapolis,

Minnesota, and the east leg leads to near Janesville, Wisconsin. Spurs from these legs extend into southeast Kansas, Iowa and Illinois. Mid-America's Illini II is a 116-mile pipeline connecting a chemical customer's plants in Illinois and transports ethylene.

     Mid-America also transports crude oil from St. James, Louisiana to Memphis, Tennessee. This crude oil is transported in pipeline space leased by Mid-America in the Capline Pipeline system, which extends from St. James to near Collierville, Tennessee. Crude oil is then transported through a 32-mile pipeline, operated and partially owned (19 miles only) by Mid-America to MAPCO Petroleum's Memphis Refinery. Mid-America also transports jet fuel by pipeline from the Memphis Refinery to the nearby Memphis International Airport.

MAPCO AMMONIA PIPELINE

     MAPCO Ammonia Pipeline Inc. (the "Ammonia System") transports liquid anhydrous ammonia for use as fertilizer. This system consists of 1,093 miles of pipe varying from four to eight inches in diameter. It receives ammonia from plants in the Texas Panhandle and near Enid and Tulsa, Oklahoma for delivery to points principally in Kansas, Nebraska, Iowa and southern Minnesota.

LIQUID MOVEMENTS

     The following table summarizes the Mid-America and Ammonia Systems' total movements of liquids in millions of barrel miles (barrels of liquids times number of miles transported) and revenue per 100 barrel miles for each of the past five years:

                                                        BARREL MILES (IN MILLIONS)
                                                     AND REVENUE PER 100 BARREL MILES
                                            ---------------------------------------------------
                                             1993       1992       1991       1990       1989
                                            -------    -------    -------    -------    -------
    Natural Gas Liquids...................   60,639     59,796     58,328     54,302     51,227
    Anhydrous Ammonia.....................    3,587      3,976      3,743      3,692      3,411
    Crude Oil and Refined Products........    4,454      4,636      4,072      4,594      4,665
                                            -------    -------    -------    -------    -------
              Total.......................   68,680     68,408     66,143     62,588     59,303
                                            -------    -------    -------    -------    -------
                                            -------    -------    -------    -------    -------
    Revenue Per 100 Barrel Miles..........  22.7(c)    23.2(c)    23.5(c)    23.9(c)    23.2(c)
                                            -------    -------    -------    -------    -------
                                            -------    -------    -------    -------    -------

     The Mid-America and Ammonia Systems operate as common carriers. The single largest shipper accounted for approximately 18.6% of pipeline transportation revenues during 1993. Total pipeline deliveries in 1993 were 236 million barrels, compared with 218 million barrels in 1992.

SEMINOLE PIPELINE

     Seminole Pipeline Company ("Seminole") owns 1,311 miles of pipeline, predominantly fourteen inches in diameter, extending from Hobbs Station in West Texas to the Mont Belvieu Terminal on the Texas Gulf Coast, together with related pumping, metering and storage facilities. MAPCO owns 80% of the stock of Seminole and operates and manages the pipeline.

     Seminole operates as a batch system moving demethanized mix, ethane-propane mix and specification liquid products. Products are received from gas processing plants and from Mid-America Pipeline for delivery to various destinations along the pipeline system. The Texas Gulf Coast market served by Seminole is predominantly for petrochemical and refining feedstock.

     During 1993, Seminole completed an expansion of the pipeline which consists of an additional 544-mile, 14-inch pipeline from West Texas to Mont Belvieu, Texas, increasing the potential capacity of the line to 300,000 barrels per day.

     See "Legal Proceedings" Item 3 beginning on page 12 for information concerning litigation proceedings connected with Seminole.

LIQUIDS SUPPLY

     The Department of Energy estimates of total proved reserves of NGLs for Mid-America's and Seminole's source of supply areas in Texas, New Mexico, Oklahoma, Kansas, Colorado, Wyoming and Utah are as follows:

                                                                   TOTAL INDUSTRY RESERVES
                                                                   IN MILLIONS OF BARRELS
                                                                   -----------------------
        December 31, 1989........................................           4,487
        December 31, 1990........................................           4,437
        December 31, 1991........................................           4,316
        December 31, 1992........................................           4,351
        December 31, 1993........................................       Not Available

     Mid-America's and Seminole's supply areas are also served by other pipelines.

STORAGE

     Underground storage facilities for NGLs are owned or operated by MAPCO at locations along its pipeline system in the States of Iowa, Kansas, Nebraska, Oklahoma and Texas. The capacity of these facilities on December 31, 1993 was approximately 16 million barrels. Other storage operations compete with MAPCO for storage leasing in the Conway and Hutchinson, Kansas areas. Competition is intense in the storage business.

COMPETITIVE CONDITIONS

     The marketing of NGLs and fertilizer and the transportation businesses in which MAPCO operates are highly competitive. MAPCO competes with a number of companies engaged in propane marketing, some of which are larger than MAPCO and may have more significant financial resources. In addition, other pipelines, tank cars, trucks, barges and local sources of supply (refineries, gasoline plants and ammonia plants) and other sources of energy such as natural gas, coal, oil and electricity, all provide competition for pipeline operations. Propane competes with natural gas in areas served by natural gas distribution systems and extension of natural gas service may result in the loss of customers. Competition for retail and wholesale fertilizer customers is intense in all of the areas served by MAPCO.

REGULATIONS AND ENVIRONMENTAL MATTERS

     Federal, state and local environmental and safety laws and regulations affect the Natural Gas Liquids segment's marketing of NGLs, nitrogen solution fertilizers, mixed fertilizers and agricultural chemicals and the operation of its natural gas processing plants. It is the policy of the Natural Gas Liquids segment to comply with such laws and regulations. At this time, MAPCO cannot accurately predict the effect which such laws and regulations may have on such activities and future earnings. Pipeline operations are subject to the provisions of the Interstate Commerce Act applicable to interstate common carrier pipelines and the Hazardous Liquid Pipeline Safety Act. The Federal Energy Regulatory Commission regulates tariff rates, shipping regulations and other practices of Mid-America and Seminole. Tariff rates for liquid anhydrous ammonia as transported by the Ammonia System are regulated by the Interstate Commerce Commission. Under the Interstate Commerce Act, MAPCO is required to file reasonable and nondiscriminatory tariff rates and is subject to certain other regulations relating to, among other things, permissible depreciation charges.

     The United States Department of Transportation has prescribed safety regulations for common carrier pipelines. The pipeline systems are subject to various state laws and regulations concerning safety standards, exercise of eminent domain and similar matters. Mid-America and Seminole also file tariff rates covering intrastate movements with various state commissions.

     The Natural Gas Liquids segment did not incur in 1993 and does not at this time anticipate any material capital expenditures for environmental control facilities in 1994.

                                   PETROLEUM
GENERAL

     The Petroleum segment operates two refining and marketing systems: the Alaska System and the Mid-South System. The Alaska System includes a refinery at North Pole, Alaska, the wholesale marketing of refined petroleum products, and a 20-unit chain of retail motor fuel and convenience store outlets. The Mid-South System includes a refinery at Memphis, Tennessee, the wholesale and spot marketing of refined petroleum products and NGLs, a 222-store chain of retail motor fuel convenience stores and interstate fuel stops in 9 Southeastern states and 79 dealers in Florida.

     The 1993 Petroleum segment revenues were $1,978.2 million, and operating profit was $108.9 million compared to $2,028.0 million of revenues and $73.9 million of operating profit in 1992.

ALASKA SYSTEM

NORTH POLE REFINERY

     MAPCO's refinery, located near Fairbanks at North Pole, Alaska ("North Pole Refinery"), is the largest refinery in the State. The refinery is located approximately two miles from its supply point for crude oil, the Trans-Alaska Pipeline System ("TAPS"). The North Pole Refinery's processing capability is approximately 125,000 barrels per day. At maximum crude throughput, 43,000 barrels per day of refined product can be produced. These products are gasoline, commercial and military jet fuel, heating oil, diesel fuel, fuel oil, naphtha and asphalt. MAPCO's principal market for these products in Alaska is to governmental, wholesale, commercial and industrial customers and to MAPCO's retail marketing operations. MAPCO's retail marketing operations, as described below, accounted for about 10% of the North Pole Refinery's 1993 product sales volume, and MAPCO Express' retail gasoline sales, as described below, accounted for about 75% of the Refinery's gasoline production. In 1993, average throughput at the North Pole Refinery was 124,971 barrels per day of crude oil which resulted in the average production of 37,699 barrels per day of petroleum products.

     The North Pole Refinery's crude oil is purchased from the State of Alaska or is purchased or received on exchanges from other crude oil producers. The North Pole Refinery has an agreement with the State of Alaska for the purchase of State royalty oil which is scheduled to expire on December 31, 2003. The agreement provides for the purchase of up to 35,000 barrels per day of the State's royalty share of crude oil produced from Prudhoe Bay, Alaska. These volumes, along with crude oil either purchased or received under exchange agreements, are utilized as throughput in the production of products at the refinery. Approximately 28% of the throughput is refined and sold as finished product and the remainder is returned to the TAPS and either delivered to repay exchange obligations or sold.

     Effective February 1, 1992, the North Pole Refinery discontinued its receipt of crude oil under an assignment of rights of Golden Valley Electric Association to purchase 5,000 barrels per day of State of Alaska royalty oil.

     See "Legal Proceedings" Item 3 beginning on page 12 for information concerning litigation connected with state royalty oil contracts.

RETAIL MARKETING

     MAPCO, under the brand name "MAPCO Express," is engaged in the retail marketing of gasoline, diesel fuel, other petroleum products, convenience merchandise and deli snack foods at 20 stores primarily in Anchorage, Fairbanks and Juneau, Alaska. In 1993, convenience merchandise and deli fast food accounted for approximately 38% of MAPCO Express' gross margin. All of the motor fuel sold by MAPCO Express stores is supplied either by exchanges or directly from the North Pole Refinery.

     In June 1993, the Company sold its retail heating fuel operation, "MAPCO Express Fuels." MAPCO Express Fuels previously operated in the Fairbanks residential and commercial heating fuels markets and in rural interior Alaska and on the waterborne Yukon River and Norton Sound markets, selling primarily gasoline, heating fuels, diesel and lubricants. MAPCO Express Fuels operations were not material to the operating results of the Petroleum segment.

MID-SOUTH SYSTEM

MEMPHIS REFINERY

     MAPCO's refinery in Memphis, Tennessee ("Memphis Refinery") currently has a throughput capacity of approximately 85,000 barrels per day. In 1993, the Memphis Refinery processed an average 77,141 barrels per day. Products produced by the Memphis Refinery are gasoline, low sulfur diesel fuel, jet fuel, K-1 kerosene, No. 6 fuel oil, propane and elemental sulfur. These products are marketed primarily in the Mid-South region of the United States to wholesale customers, such as industrial and commercial consumers, jobbers, independent dealers, other refiner/marketers and MAPCO's retail marketing operations. Sales to MAPCO's retail marketing operations accounted for about 27% of the Memphis Refinery's 1993 sales volume, with no other single customer accounting for more than 7% of total sales. During 1993, the Memphis Refinery's gasoline sales to MAPCO's retail marketing operations were 50% of the refinery's gasoline production.

     The Memphis Refinery has access to crude oil from the Gulf Coast via common carrier pipeline and by river barges. In addition to domestic crude oil, the Memphis Refinery has the capability of receiving and processing certain foreign crudes. During 1993, the majority of the crude oil processed at the Memphis Refinery was purchased from various suppliers on a posted-plus price basis. Although this method of purchase reduces the financial effect of volatile crude oil markets, the financial results of the refinery may be significantly impacted by changes in the market prices for crude oil and refined products. MAPCO cannot with any assurance predict the future of crude oil and product prices or their impact on the financial results of the Petroleum segment.

RETAIL MARKETING

     MAPCO, primarily under the brand names "MAPCO Express" and "Shell," is engaged in the retail marketing of gasoline, diesel fuel, other petroleum products, convenience merchandise and deli fast food items at 222 stores in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, Tennessee and Texas.

     MAPCO's stores have been designed to be modern neighborhood-type facilities, attracting convenience-oriented customers with a variety of today's most widely-used products and services. In 1993, convenience merchandise and deli fast food accounted for approximately 47% of MAPCO's retail marketing operations' gross margin. During 1993, MAPCO sold 15 stores in its Mid-South System.

OTHER PETROLEUM OPERATIONS

CRUDE AND REFINED PRODUCTS SUPPLY AND TRADING

     MAPCO buys, sells and exchanges domestic and foreign crude oil to supply its refinery systems in Tennessee and Alaska. During 1993, in addition to refinery supply, MAPCO purchased and sold an average of 17,012 barrels per day of crude oil compared to 3,685 barrels per day in 1992. All of the 1992 activity occurred during the fourth quarter. During that quarter MAPCO purchased and sold an average of 14,659 barrels per day.

NGL PRODUCTS SUPPLY AND TRADING

     MAPCO buys, sells and exchanges domestic and imported NGLs in the Midwest, Gulf Coast and Rocky Mountain regions. Although some NGLs are produced by MAPCO, the majority is purchased from outside sources and sold under both short and long-term arrangements.

     NGL sales for 1993 averaged 49,864 barrels per day, compared with 65,011 barrels per day in 1992. The supply of and demand for NGLs can materially affect the volume of product available to MAPCO and also the market for such product.

COMPETITIVE CONDITIONS

     The petroleum industry is highly competitive in all phases from the procurement of crude oil to the refining, distribution and marketing of refined products. Many of MAPCO's competitors are large integrated oil companies, which, because of their diverse operations, strong capitalization and recognized brand names may be better able to withstand volatile industry conditions, shortages of crude oil or intense price competition.

     The principal competitive forces affecting MAPCO's refining businesses are feedstock costs, refinery efficiency, refinery product mix, product distribution and marketing costs. Some of MAPCO's larger competitors have refineries which are larger and more efficient, and, as a result, may have lower per barrel costs of operation. In addition, some of MAPCO's competitors in the refining business can more easily process sour crudes, and accordingly, are more flexible in the crudes which may be processed. Since MAPCO has no crude oil reserves and does not engage in crude oil exploration, it must obtain its crude oil requirements from unaffiliated sources. MAPCO believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

     The principal competitive factors affecting MAPCO's retail marketing businesses are location, product price and quality, appearance and cleanliness of stores and brand-name identification.

REGULATIONS AND ENVIRONMENTAL MATTERS

     Federal, state and local pricing and environmental laws and regulations affect MAPCO's refining and marketing operations. It is the policy of the Petroleum segment to comply with such laws and regulations. MAPCO's refining operations are subject to regulations relating to air emissions, water discharges and soil and groundwater contamination which may result from spillage or discharge of petroleum and hazardous materials at its refineries, terminals and retail outlets. Groundwater remediation is ongoing at both refineries and at various MAPCO retail outlets. Air and water pollution control equipment is operating at both refineries to comply with applicable regulations.

     The Clean Air Act Amendments of 1990 (the "CAAA") will impact the Petroleum segment, particularly its refinery operations, through a number of programs and provisions of the CAAA. The provisions impacting the Petroleum segment include Maximum Achievable Control Technology (MACT) rules to be developed for the refining industry, controls on individual chemical substances present at its facilities and new operating permit rules which may be applicable to its facilities. These provisions impact other companies in the industry in similar ways and are not expected to adversely impact the Company's competitive position.

     MAPCO's retail petroleum operations are subject to federal, state and local regulations regarding petroleum underground storage tanks ("USTs"). The United States Environmental Protection Agency ("EPA") and several states in which MAPCO conducts retail operations have adopted laws requiring owners and operators of USTs used for petroleum products to register such tanks with state offices. In addition, these UST regulations have imposed new technical standards, corrective action and financial responsibility requirements relating to such tanks. The regulations establish requirements for owners and operators of USTs, including leak detection systems, corrosion protection systems, tank system repairs and replacement, tank closure and corrective action for leaking tanks. EPA regulations were issued in late 1988 and compliance is to be phased in over the course of a ten (10) year period.

     The Petroleum segment incurred approximately $15.7 million in capital expenditures for environmental control facilities in 1993 and has budgeted $6.2 million in capital expenditures for environmental control facilities in 1994. Such expenditures are not deemed by the segment to be material.

                                      COAL

GENERAL

     MAPCO's Coal Segment operations produce and market bituminous coal for domestic and foreign markets from one surface and seven underground mining complexes located in Kentucky, Maryland, Illinois and Virginia. MAPCO also operates a coal terminal on the Ohio River near Mt. Vernon, Indiana, used for the transloading of coal. The 1993 Coal Segment revenues were $414.4 million and operating profit was $46.9 million, compared to $429.6 million in revenues and $36.0 million in operating profit in 1992.

     Tonnage produced by the Coal Segment in 1993 was 13,151,820 tons(1), compared with 13,351,512 tons in 1992. Tonnage sold in 1993 was 14,357,619 tons, compared with 14,710,824 tons in 1992. Tonnage transloaded at the Mt. Vernon coal terminal in 1993 was 3,213,978 compared with 3,197,030 in 1992. In 1993, approximately 89% of MAPCO's production was mined by underground mining methods and approximately 11% by surface mining methods. Of the total amount of tons sold by MAPCO's Coal Segment, approximately 44% consisted of low sulfur coal (27% steam and 17% metallurgical coal), 17% medium sulfur steam coal, and 39% high sulfur steam coal.

     The following table sets forth the volume of coal sold by MAPCO's Coal Segment and the average sales price per ton for each of the five years ended December 31, 1993:

                                                 1993       1992       1991       1990       1989
                                                ------     ------     ------     ------     ------
                                                               (TONS IN THOUSANDS)
Produced Tons Sold............................  13,209     13,520     13,791     13,183     10,905
Purchased Tons Sold...........................   1,149      1,191      1,063        767        523
                                                ------     ------     ------     ------     ------
Total Tons Sold...............................  14,358     14,711     14,854     13,950     11,428
                                                ------     ------     ------     ------     ------
                                                ------     ------     ------     ------     ------
Average Sales Price Per Ton...................  $28.44     $28.88     $29.28     $29.45     $27.55
                                                ------     ------     ------     ------     ------
                                                ------     ------     ------     ------     ------

COAL MARKETING

     MAPCO's steam coal is sold primarily to electric utilities and industrial and cogeneration customers located in the Eastern United States and, to a lesser extent, in Europe. MAPCO's metallurgical coal is sold to steel and coke producers located in the United States, South America, Japan, Europe and North Africa. Of the 14.4 million tons sold during 1993, approximately 70.5% was to domestic utilities, 14.9% to export customers, 8.2% to domestic industrial users, 4.3% to cogeneration customers, and 2.1% to other coal-related entities.

     During 1993, approximately 85% of the total tons marketed by MAPCO's Coal Segment was sold under contracts having a term of more than one year ("long-term contracts"), many of which contain price adjustment provisions designed to reflect changes in market conditions, labor and other production costs and, when the coal is sold other than FOB the mine, changes in railroad and/or barge freight rates. The relevant provisions of such long-term contracts, however, are not identical, and the selling price of the coal does not necessarily reflect every change in production costs incurred by the producing coal mine. Certain of MAPCO's long-term contracts may be reopened periodically for price renegotiation. The remainder of MAPCO's coal production is sold under spot market arrangements having terms of one year or less. In the case of metallurgical coal sold in the domestic market and both metallurgical and steam coal sold in the export market, such contracts are generally subject to negotiation each year or have annual price renegotiation provisions if longer than one year.

     See "Legal Proceedings," Item 3 beginning on page 12 for information concerning litigation connected with a coal sales contract at the Retiki Mine.

     During 1993, total demand for coal produced in the U.S. was 958 million tons as determined by the U.S. Department of Energy. This was 3.13% less than the 1992 demand level of 989 million tons. While 1993 demand was down from 1992 levels, consumption increased slightly (i.e., .91%) during 1993. Consumption for 1993 was approximately 1,003 million tons while 1992 consumption was 994 million tons. Domestic utility coal consumption, which represented approximately eighty-seven percent (87%) of total domestic consumption, increased by approximately 34 million tons compared to 1992, while domestic industrial and coking coal

- ---------------

(1) As referred to throughout the description of the Coal Segment, "tons" are defined as short tons of 2,000 pounds, unless otherwise indicated.

consumption increased by 2 million tons. Domestic coal production was impacted by the eight-month long selective United Mine Workers of America ("UMWA") strike against certain member companies of the Bituminous Coal Operators' Association, Inc. This action resulted in a 45 million ton draw-down in utility coal stockpiles and decreased production by approximately 51 million tons from 1992 levels. As a result of the strike, spot coal prices increased nominally from the 1992 levels. International demand for U.S.-produced steam and metallurgical coals declined approximately 26% with total deliveries of approximately 75 million tons. In general, demand for U.S. steam and metallurgical coals was impacted by the slow economic recovery worldwide and availability of coals from other lower-cost or government-subsidized coal-producing countries. Consequently, there was a reduction in the sales price of coals placed in the export market.

LABOR MATTERS

     On February 1, 1993, the collective bargaining agreement between MC Mining, Inc. ("MC Mining"), a wholly-owned subsidiary of MAPCO Inc., and the UMWA expired. Previously, in December, 1992, MC Mining had given the UMWA notice of its intention to enter into decision-and-effects bargaining concerning MAPCO's decision to either sell MC Mining or contract out its operation. Collective bargaining with the UMWA concerning the effects of the sale or contracting out of MC Mining is ongoing.

     In early June, 1993, the UMWA filed a petition with the National Labor Relations Board ("NLRB") seeking an election to decide whether the UMWA should represent hourly employees at MAPCO Coal's Pontiki Coal Corporation ("Pontiki"). On August 13, 1993, the NLRB conducted a representation election and the unofficial vote count was 78 votes opposed to unionization, 101 votes supporting the UMWA, and 23 votes challenged by the UMWA and consequently not counted. The number of challenged ballots are determinative of the election. Presuming all of the contested votes are "no" votes, the election would be a tie and the UMWA would not be elected to represent Pontiki employees. In late August, 1993, Pontiki filed formal objections with the NLRB against the UMWA for illegal activities, including personal threats, illegal promises, and intimidation during the organizing campaign. After a hearing before an investigatory agent of the NLRB, the Board agent recommended that the 23 challenged ballots be allowed, but the conduct of the UMWA was not sufficient to set aside the election. Both the UMWA and Pontiki have taken exceptions to the Board agent's recommendations to the NLRB, where the matter is currently pending. A dispositive ruling from the NLRB is not expected until mid-1994.

RESERVES

     The following table sets forth MAPCO's Coal Segment's estimated economically recoverable coal reserves for 1992 and 1993:

                                                                  1992             1993
                                                               ----------       ----------
MAPCO's Coal Reserves........................................  372,337,000(2)   348,443,000(2)
                                                               ----------       ----------
                                                               ----------       ----------

     Estimated economically-recoverable coal reserves in 1993 for MAPCO's Coal Segment by type of coal is set forth in the following table:

                  TYPE OF COAL(3)                    MEASURED TONS     INDICATED TONS     TOTAL TONS
- ---------------------------------------------------  -------------     --------------     -----------
High Sulfur........................................    49,651,000         50,456,000      100,107,000
Medium Sulfur......................................    24,983,000         20,083,000       45,066,000
Low Sulfur.........................................    77,981,000         81,063,000      159,044,000
Low Sulfur/Metallurgical...........................    30,865,000         13,361,000       44,226,000
                                                     -------------     --------------     -----------
Total Coal Reserves................................   183,480,000        164,963,000      348,443,000
                                                     -------------     --------------     -----------
                                                     -------------     --------------     -----------

- ---------------

(2) Included in MAPCO's coal reserve figures for 1992 and 1993 are 35,072,000 tons owned or controlled by MC Mining, an affiliate of MAPCO Coal Inc. In the normal course, the Coal Segment continuously reviews its coal assets and properties for the purpose of purchasing or disposing of coal assets and businesses to optimize operating profit and cash flow potentials.

(3) Definitions for low, medium and high sulfur coal are as follows: (a) low sulfur coal means coal containing less than 1.0% sulfur; (b) medium sulfur coal means coal containing between 1.0% and 2.0% sulfur; and (c) high sulfur coal means coal containing in excess of 2.0% sulfur.

     MAPCO's reserve base is estimated using guidelines defined by the U.S. Geological Survey in its publication Circular 891 entitled "Coal Resource Classification System of the U.S. Geological Survey" ("USGS 891"). The estimates of economically-recoverable coal reserves are based upon MAPCO's analysis of local seam conditions in keeping with USGS 891 and upon the operating experience of the appropriate technical mining personnel. In general, such reserve estimates are based on yearly evaluations made by the Coal Segment's professional engineers and geologists. As discussed herein, MAPCO's Coal Segment periodically modifies estimates of reserves owned or controlled by MAPCO which may increase or decrease previously reported amounts. The annual reserve evaluations are based on information developed by core hole drilling programs, examination of outcrops, acquisitions, dispositions, actual production amounts, changes in mining methods, abandonments and other relevant information.

     All measured or indicated reserves referred to in the table above can be mined by current mining practices and techniques. In addition, MAPCO's available coal resources include incremental tons in excess of the noted indicated or measured tons that may be mined in the future following potential improvements in mining equipment and techniques. For economic and other operational reasons, a portion of MAPCO's reserves described above may be mined only after the construction of additional mining facilities and additional capital investment. Nevertheless, the extent to which all of the coal in MAPCO's recoverable reserves will eventually be mined will depend on a myriad of factors, including but not limited to, future domestic and foreign economic and energy supply conditions, coal mining practices and capabilities, and governmental regulations. See Regulations and Environmental Matters at page 11.

     The reserve classifications in the table referred to above have been determined using the following criteria:

          Measured -- Accessed and virgin coal that lies within a radius of 1/4 mile of a point of thickness of coal measurement. The sites for thickness measurement are so closely spaced and the geologic character so well defined that the average thickness, areal extent, size, shape and depth of coal beds are well established. This classification has the highest degree of geologic assurance.

          Indicated -- Virgin coal that lies between 1/4 mile and 3/4 mile from a point of thickness of coal measurement. The assurance, although lower than for measured, is high enough to assume continuity between points of measurement. There are no sample and measurement sites in areas of indicated coal and the classification has a moderate degree of geologic assurance.

COMPETITIVE CONDITIONS

     The coal industry is highly competitive. MAPCO's Coal Segment competes with many other large coal producers, several of which may have greater coal reserves or more substantial financial resources, as well as the hundreds of small and medium-sized producers in North America and abroad. Additionally, in the last several years, a consolidation of the coal industry has been occurring as evidenced by various mergers and/or reorganizations involving coal companies and coal properties.

     In many cases, the Coal Segment faces competitors, particularly in the export market, which benefit from favorable exchange rates, government-supported or subsidized coal production, lower costs by virtue of such factors as less difficult mining conditions, less severe governmental regulation, and lower transportation costs, all of which may provide a competitive advantage with respect to price. Steam coal also competes with other fuels and energy sources, including oil, natural gas hydroelectric power, solar and nuclear energy.

     In addition to the factors of price, availability, and public acceptance of alternative energy sources, the impact of Federal energy policies and taxation may have an impact on MAPCO's Coal Segment. MAPCO is not able to predict at this time the effect, if any, on the Coal Segment's operations of any changes in Federal energy or tax policy and its concurrent impact or the particular pricing levels of competing fuels (i.e., oil and natural gas). Nevertheless, any sustained and marked increase in the cost of coal sold resulting from any governmental imposition, tax or other, could have a material adverse effect on such business, both domestic and abroad.

     In 1993, based upon data established by the U.S. Department of Labor's Mine Safety and Health Administration, MAPCO ranked 24th in total production among U.S. coal producers. While MAPCO's Coal Segment's annual production accounts for only about 1.5% of the United States' coal production, MAPCO believes that it will remain competitive due to its above-average productivity per man day and sufficient financial resources, the latter of which enables MAPCO to employ reasonably modern and efficient production equipment.

REGULATIONS AND ENVIRONMENTAL MATTERS

     MAPCO's Coal Segment, as well as the domestic coal industry, is subject to the U.S. Department of Labor's Mine Safety and Health Administration's comprehensive regulatory requirements and guidelines. In addition, MAPCO's coal mining operations are subject to regulation with respect to its environmental effects, including air and water quality control, reclamation of disturbed surface land, limitations on land use, solid waste and industrial waste disposal, noise, aesthetics and other matters by various Federal, regional, state and local authorities. In this connection, numerous permits are required for construction projects and for the operation of existing facilities. Additionally, such operations are subject to state and Federal health and safety rules and regulations. In general, compliance with these health and safety laws is a cost common to all producers to some extent. MAPCO believes that the Coal Segment's competitive position has not been, nor should it be, adversely impacted by these laws and regulations, except in the export market where MAPCO's Coal Segment competes with various foreign producers subject to less stringent health and safety regulations.

     In 1990, Congress enacted the Clean Air Act Amendments of 1990 ("Clean Air Act") which imposed, among other things, additional controls on the emissions of sulfur dioxide ("SO(')") and nitrogen oxides from coal-fired power plants. About two-thirds of the high sulfur coal produced from MAPCO's Illinois Basin operations is sold pursuant to long-term agreements for use in electric utility generating units which are currently fitted with flue gas desulfurization systems for the removal of SO(') emissions. Since implementation of the provisions of the Clean Air Act, these generating units have used, and MAPCO believes they will continue to use, its Illinois Basin coals. The primary utility customers for the medium sulfur coal produced at MAPCO's Mettiki Mine in western Maryland have announced that they have decided to install scrubbers as their compliance strategy. MAPCO does not believe that the market for these coals will be adversely impacted. MAPCO's East Kentucky and Virginia operations produce both low sulfur and compliance coals. Compliance coals are generally coals that have SO(') content less than or equal to 1.20 lbs. per million BTU. Since the Clean Air Act permits utilities to use low sulfur and compliance coals in lieu of constructing expensive sulfur dioxide removal systems, implementation of Phase 1 of this legislation in 1995 should have a favorable impact on the marketability of and pricing for MAPCO's extensive reserves of low sulfur and compliance coal. MAPCO cannot predict at this moment the timing or extent of such favorable impact, if any.

     MAPCO's Coal Segment is subject to various Federal, state, and local environmental laws, including but not limited to, the Clean Water Act, the Clean Air Act, and the Safe Drinking Water Act as well as mining and reclamation standards of the Surface Mining Control and Reclamation Act of 1977 and the regulations promulgated thereunder. It is the policy of the Coal Segment to operate in compliance with such standards, laws and regulations. MAPCO believes that this policy will not substantially affect its ability to compete with similarly situated and complying competitors in the marketplace. Present compliance is largely a result of capital expenditures made in prior years and of current maintenance and monitoring activities conducted in the ordinary course. Although the coal industry is subject to these numerous environmental regulations, MAPCO's Coal Segment did not incur in 1993 any material capital expenditures in order to comply with applicable Federal, state and local environmental laws and regulations. No material capital expenditures are anticipated for environmental control facilities for 1994 with respect to MAPCO's Coal Segment's operations.

                        EXECUTIVE OFFICERS OF MAPCO INC.

                                                       POSITIONS AND
                                                     OFFICES PRESENTLY                    YEAR FIRST
            NAME               AGE                  HELD WITH REGISTRANT                BECAME OFFICER
- -----------------------------  ---    ------------------------------------------------  --------------
James E. Barnes..............  60     Chairman of the Board and Chief Executive              1983
                                        Officer
Robert M. Howe...............  54     President and Chief Operating Officer                  1984
Philip W. Baxter.............  45     Senior Vice President -- Strategic Planning            1985
David W. Bowman..............  53     Senior Vice President, General Counsel and             1987
                                        Secretary
Joseph W. Craft III..........  43     Senior Vice President -- Coal                          1982
Frank S. Dickerson, III......  54     Senior Vice President, Chief Financial Officer         1987
                                        and Treasurer
W. Jeffrey Hart..............  52     Senior Vice President -- Petroleum                     1983
David S. Leslie..............  63     Senior Vice President -- Corporate Affairs and         1981
                                        Assistant to the Chief Executive Officer
Jack D. Maynard..............  50     Senior Vice President -- Human Resources               1984
Robert G. Sachse.............  45     Senior Vice President -- Natural Gas Liquids           1993
John E. Framel...............  58     Vice President, Process Development                    1991
Rick J. Neal.................  46     Vice President -- Public and Government Affairs        1989
Donald R. Wellendorf.........  41     Vice President and Controller                          1994
J. Chris Scalet..............  35     Vice President -- Information Systems                  1994
Gordon E. Schaechterle.......  39     Vice President and Tax Counsel                         1994

     Each of the executive officers named above are elected annually by the directors of MAPCO and serve at the directors' discretion. Each individual named above has been an officer or employee of MAPCO for at least the past five years except for Gordon E. Schaechterle, who, prior to joining MAPCO on August 6, 1990 as General Manager, Federal Income Taxes, was Tax Manager for Arthur Andersen & Co. Messrs. Wellendorf, Scalet and Schaechterle were elected by the Board of Directors as officers of the Company effective as of February 1, 1994.

     There are no family relationships between or among any of the above-named persons or between or among any of the above-named persons and any directors of MAPCO.

                                   EMPLOYEES

     As of December 31, 1993, MAPCO and its subsidiaries had 5,677 employees. Of the total number of employees, 1,418 were employed in the Coal segment; 1,507 in the Natural Gas Liquids segment; 2,332 in the Petroleum segment; and 420 in the general corporate area. Less than three percent of MAPCO's work force is unionized and covered by collective bargaining agreements. Such agreements have been entered into with the Oil Chemical and Atomic Workers Union covering 149 employees in the Petroleum segment and with United Mine Workers of America covering 10 employees employed by a Company subsidiary in the Coal area.

ITEM 2. PROPERTIES.

     All the various physical properties are discussed in PART I, Item 1, SUPRA, pertaining to MAPCO's business.

ITEM 3. LEGAL PROCEEDINGS.

  Retiki Mine Contract Litigation

     The Coal Segment's Retiki Mine sells all of its production to Big Rivers Electric Corporation ("Big Rivers") under a cost-plus management fee contract that terminates in mid-January, 1996. The Retiki Mine is expected to close concurrently with contract expiration. Through December 31, 1993, MAPCO Coal has invoiced Big Rivers approximately $5.0 million for certain costs associated with the operation of the Retiki Mine. Big Rivers has declined to pay MAPCO the invoiced amount. A breach of contract and declaratory judgment action was initiated by MAPCO against Big Rivers in mid-January, 1994, in order to collect the invoiced amount as well as obtain a declaratory judgment by which Big Rivers would be determined to be liable for other operating costs associated with the Retiki Mine.

  State Royalty Oil Claim

     The refining and marketing arm of the Company, MAPCO Petroleum Inc., operates a refinery in Alaska through its subsidiary, MAPCO Alaska Petroleum Inc. ("MAPI"). Since 1978, MAPI (and/or its predecessor) has had long-term agreements with the State of Alaska (the "State") to purchase royalty oil from the State at prices linked to amounts payable by North Slope oil producers in satisfaction of their royalty obligations to the State. In 1977, the State commenced suit against the producers (in an action entitled State of Alaska v. Amerada Hess, et al.) alleging that they incorrectly calculated their royalty payments.

     As of April 1992, the State had settled its royalty oil claims against all of the producers. On the basis of these settlements, the State billed MAPI for retroactive increases in the prices paid by MAPI under all four of its royalty oil purchase agreements. The State's claim against MAPI is based upon the difference between the volume weighted average paid by the producers and the revised royalty values adopted by the State. MAPI has been paying the State under a contractual pricing formula which resulted in prices in excess of the volume weighted average of the producers' past royalty reports.

     On August 28, 1992, MAPI commenced suit against the State in an Anchorage State Court seeking a declaratory judgment that MAPI is not liable to the State for any retroactive price increase under its primary royalty oil purchase agreement (the "1978 Agreement"). That same date, MAPI invoked the arbitration provision of the agreement under which it had purchased the second largest amount of State royalty oil (the "1977 Agreement"), again seeking a determination that it is not liable for any retroactive price increase. On February 5, 1993, MAPI filed suit in Anchorage State Court as to the remaining two agreements (the "1984 and 1985 Agreements").

     The State's claim, based upon invoices submitted to MAPI on October 1, 1992, is comprised of claims for retroactive price adjustments (including interest through varying dates in October 1992) of $98 million, $9.2 million, $2.9 million and $6.4 million under the 1978, 1977, 1984 and 1985 Agreements, respectively. In addition, MAPI could be responsible for interest subsequent to the billing dates.

     MAPI is the only royalty-in-kind purchaser that has not settled the State's retroactive billing claims. The Company believes that it has defenses of considerable merit as to the State's claims and is vigorously litigating all pending disputes but is not able to predict the ultimate outcome at this time. The Company has accrued an estimate of certain amounts, including legal fees, which it may incur in connection with the final resolution of these matters; however, a resolution unfavorable to the Company could result in material liabilities which have not been reflected in the accompanying consolidated financial statements.

  Texas Explosion Litigation

     On April 7, 1992, a liquefied petroleum gas ("LPG") explosion occurred near an underground salt dome storage facility located near Brenham, Texas and owned by an affiliate of the Company, Seminole Pipeline Company ("Seminole"). The matter was investigated by the National Transportation Safety Board ("NTSB") who determined in a Pipeline Accident Report that the explosion was the result of overfilling the storage facility and that the probable cause was the failure of MAPCO Natural Gas Liquids Inc. ("MNGL") to incorporate fail-safe features in the facility's wellhead safety system. The NTSB report further stated that (i) the cause of the overfilling was the inadequacy of procedures for managing cavern storage, (ii) contributing to the accident was the lack of federal and state regulations governing the design and operation of underground storage systems and (iii) contributing to the severity of the accident were inadequate emergency response procedures.

     As a result of the investigation, the NTSB issued safety recommendations to the Department of Transportation, the Research and Special Programs Administration, MNGL, the State of Texas Department of Public Safety, Washington County, the American Petroleum Institute, the American Gas Association and the International Association of Fire Chiefs.

     Seminole has responded to the NTSB's safety recommendations. The response states that Seminole believes it has accomplished or is in the process of accomplishing all of the NTSB recommendations. In addition, the response seeks to clarify that it is Seminole, not MNGL, that is the owner and operator of the facility, that Mid-America Pipeline Company ("Mid-America"), a subsidiary of MNGL, is the contractor for the operator, and that the report contains mistaken conclusions as to fault of one Mid-America employee.

     The incident has also been investigated by the Texas Railroad Commission (the "Commission"). In its investigation summary dated June 18, 1992, the Commission stated that the probable cause of the incident was the overfilling of the storage facility resulting in the escape of LPG which was subsequently ignited by an unknown source, but that it would not issue a final report on its investigation until all of the data had been received and analyzed.

     The Company, as well as Seminole, Mid-America and other non-MAPCO entities have been named as defendants in civil actions filed in state district courts in Texas. During the first quarter of 1993, the Company received reimbursements from its insurers for settlements which disposed of all of the death claims and substantially all of the serious injury claims resulting from the incident. The settlements resulted in an insurance premium penalty to the Company in 1992 of approximately $19.6 million to be paid over a seven-year period beginning in 1993. The Company believes that complete resolution of this matter by litigation or settlement, after reimbursement of insurance coverage, will not have a material adverse effect on the Company's business, results of operations or consolidated financial position.

  General

     The Company and its subsidiaries are involved in various other lawsuits, claims and regulatory proceedings incidental to their businesses. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information regarding the market for MAPCO's common equity and related stockholder matters is set forth herein at pages 22 and 23.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table contains selected consolidated financial data for the five years indicated:

                                                           YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                               1993       1992       1991       1990       1989
                                             --------   --------   --------   --------   --------
                                                  (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Sales and Operating Revenues................ $2,715.3   $2,786.8   $2,782.8   $2,822.5   $2,113.2
Net Income.................................. $  127.0   $  100.7   $  125.9   $  130.0   $  116.2
Earnings per Common Share................... $   4.24   $   3.37   $   4.20   $   4.13   $   3.04
Cash Dividends Declared per Common Share.... $   1.00   $   1.00   $   1.00   $   1.00   $   .875
Working Capital............................. $   73.3   $   65.3   $   66.8   $   39.2   $   24.2
Total Assets................................ $1,940.8   $1,911.7   $1,702.3   $1,699.9   $1,480.6
Long-Term Debt (excluding current
  maturities)............................... $  585.5   $  669.4   $  638.8   $  654.3   $  504.4
Stockholders' Equity........................ $  574.3   $  477.5   $  412.7   $  330.1   $  407.6

     During 1993, 1992, 1991, 1990 and 1989, MAPCO repurchased a total of 101,949, 288,100, 463,871, 4,651,647 and 7,823,600 shares, respectively, of its common stock at a cost of approximately $6.2 million, $16.5 million, $20.2 million, $182.1 million and $290.8 million, respectively. At January 23, 1991, MAPCO had the authority from its Board of Directors to repurchase 2.5 million shares primarily for employee stock option and other benefit plans. As of March 24, 1994, 876,820 shares had been purchased at a cost of $44.3 million under this authority.

     Dividends paid per common share were restated in 1989 to reflect the two-for-one common stock split declared in 1989.

     The significant decline in stockholders' equity in 1990 was attributable to common stock repurchases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of MAPCO Inc.'s ("MAPCO") financial condition and results of operations should be read in conjunction with the financial statements and segment information on pages F-2 through F-20 of this report.

FINANCIAL CONDITION

CASH GENERATION

     Cash generation was as follows (in millions):

                                                                  YEAR ENDED DECEMBER 31,
                                                                 -------------------------
                                                                 1993      1992      1991
                                                                 -----     -----     -----
    Funds provided by operations................................ $ 243     $ 192     $ 224
    Changes in operating assets and liabilities.................    10        38       (48)
                                                                 -----     -----     -----
    Net cash provided by operating activities...................   253       230       176
    Net cash used in investing activities.......................  (123)     (209)     (129)
    Net cash used in financing activities.......................  (116)      (17)      (73)
                                                                 -----     -----     -----
    Cash generation (usage)..................................... $  14     $   4     $ (26)
                                                                 -----     -----     -----
                                                                 -----     -----     -----

     Funds provided by operations in 1993 as compared to 1992 increased primarily due to reduced operating costs, higher refinery margins and lower interest expense. (See comments under Results of Operations for additional information regarding segment operating results.)

     Capital expenditures and acquisitions in 1993 were $144 million, of which $52 million was for capital items necessary to maintain existing operations, compared to capital expenditures and acquisitions of $214 million in 1992, of which $67 million was for capital items necessary to maintain existing operations. The

1993 capital expenditures include $52 million for expansion of the Seminole Pipeline and $18 million for environmental projects. 1992 capital expenditures included $76 million for expansion of the Seminole Pipeline, $19 million for environmental projects, $32 million for the acquisition of 34 retail propane plants and $12 million for new longwall shields at the Mettiki Mine.

     In 1993 cash was used in financing activities to reduce debt including a reduction in short-term borrowings of $140 million, payment of a scheduled maturity of a Medium Term Note of $10 million and the redemption of the Mt. Vernon Economic Development Bonds for $7 million, partially offset by Seminole Pipeline's issuance of $75 million of 6.67% Senior Notes. The Company also paid $30 million of dividends and repurchased 101,949 shares of MAPCO common stock for $6 million.

CAPITALIZATION

     Capitalization, which includes long-term debt (excluding current maturities) and stockholders' equity, increased from $1,147 million at December 31, 1992 to $1,160 million at December 31, 1993. MAPCO's long-term debt as a percent of capitalization decreased to 50% at December 31, 1993 from 58% at December 31, 1992, reflecting the favorable impact of 1993 operating results on stockholders' equity and the utilization of increased cash flow from operations to reduce commercial paper which is classified as long-term debt.

     Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two Natural Gas Liquids' subsidiaries to MAPCO. At December 31, 1993, $192 million of net assets were restricted by such provisions.

LIQUIDITY AND CAPITAL RESOURCES

     MAPCO's primary sources of liquidity are its cash and cash equivalents, internal cash generation, and external financing. At December 31, 1993, MAPCO had $70 million of cash and cash equivalents compared to $56 million at December 31, 1992.

     MAPCO's external financing sources include its bank credit agreement, its uncommitted bank credit lines, and its ability to issue public or private debt, including commercial paper. MAPCO has amended its bank credit agreement to reduce the committed line of credit from $400 million to $300 million and to change a certain debt covenant. The total commitment under the bank credit agreement reduces in quarterly amounts of $25 million commencing March 31, 1994. This agreement serves as a back-up for outstanding commercial paper and bank borrowings. As of December 31, 1993, no borrowings were outstanding under the bank credit agreement.

     In 1990, MAPCO filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $400 million of debt securities. As of December 31, 1993, MAPCO had outstanding $343 million of Medium Term Notes under this registration. MAPCO has the authorization to issue up to an additional $47 million of Medium Term Notes. The proceeds from any debt issued under the shelf registration statement have been and will continue to be used for general corporate purposes, including working capital, capital expenditures, reduction of other debt and acquisitions.

     MAPCO's existing debt and credit agreements contain covenants which limit the amount of additional indebtedness the Company can incur. Management believes, however, that MAPCO has sufficient capacity to fund its anticipated needs.

     Capital expenditures in 1994 are expected to be approximately $181 million, of which approximately $109 million will be for expansion projects and $7 million for environmental projects. MAPCO's long-term liquidity is expected to increase since cash generated from operations is anticipated to exceed currently projected capital expenditures, environmental projects, debt service and dividends. MAPCO anticipates that future excess internal cash generation will be used primarily to fund new capital projects.

INFLATION

     The impact of inflation on MAPCO has been less significant during the past five years because of the relatively low rates of inflation experienced in the United States. MAPCO's operating costs are influenced to a larger extent by specific price changes in oil and gas and allied industries than by changes in general inflation. Crude and NGL prices are particularly sensitive to OPEC production levels and/or the attitudes of traders concerning the supply and demand balance in the near future. These costs could increase, with a possible adverse effect on MAPCO's profitability. Although every effort will be made to do so, it is possible that MAPCO, like many other companies, may not be able to adjust its sales prices to maintain parity with inflation-driven operating costs.

     The Company attempts to minimize the impact of inflation on operating costs through on-going productivity improvements and cost reduction programs. Significant volumes of MAPCO Coal's production are sold pursuant to long-term contracts, many of which contain cost adjustment provisions which are generally inflation related. Also, one mine's sales price is based upon actual costs plus a per ton profit. MAPCO Petroleum uses the last-in, first-out method of inventory valuation for crude oil, refined petroleum products and retail merchandise inventories. This method of inventory valuation results in cost of sales which more closely represent current costs.

OTHER

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 112, Employers' Accounting for Postemployment Benefits. This standard will require accrual of estimated future costs over premiums collected for individuals electing to continue benefits coverage after employment under COBRA. Adoption of this standard in 1994 will not materially affect MAPCO's financial position or annual expense for postemployment benefits.

     The FASB has also issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Adoption of these standards is not expected to materially affect MAPCO's financial position, liquidity or results of operations. MAPCO expects to adopt these standards in 1995 and 1994, respectively.

     MAPCO maintains property and liability insurance at limits believed to be sufficient to cover estimated potential risks. Losses up to deductible amounts of the various coverages would not have a material effect on MAPCO's financial position.

                             RESULTS OF OPERATIONS

INCOME STATEMENT

  1993 Results Compared to 1992

     Net income in 1993 increased $26 million over the $101 million reported in 1992. Earnings per common share were a record $4.24 in 1993 compared to $3.37 in 1992. Net income and earnings per share in 1992 would have been $121 million and $4.06, respectively, excluding $0.69 per share of mostly non-recurring charges. Average common shares outstanding were 30.0 million in 1993 and 29.9 million in 1992.

     Sales and operating revenues by segment were as follows (in millions):

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1993        1992        1991
                                                             ------      ------      ------
    Natural Gas Liquids....................................  $  465      $  453      $  409
    Petroleum..............................................   1,978       2,028       2,034
    Coal...................................................     414         430         440
    Eliminations...........................................    (142)       (124)       (100)
                                                             ------      ------      ------
                                                             $2,715      $2,787      $2,783
                                                             ------      ------      ------
                                                             ------      ------      ------

     Sales and operating revenues decreased $72 million because of lower sales in the Petroleum and Coal segments. The $50 million decline in sales for the Petroleum segment was due principally to lower sales prices at both the Memphis and North Pole Refineries. Coal revenues declined primarily because of slightly lower sales volumes and a price decrease on 2.2 million tons under a contract price reopener provision. Natural Gas Liquids' sales and operating revenues increased because of additional propane sales volumes from operating more retail plants, completion of the Seminole Pipeline Loop project and the negative impact on last year's revenues of an explosion at Seminole's facilities near Brenham, Texas ("Brenham explosion") in April, 1992. Natural Gas Liquids' revenues in 1992 included $7 million for the termination and buyout of a pipeline transportation agreement.

     Outside purchases and operating expenses by segment are provided below (in millions):

                                                           YEAR ENDED DECEMBER 31,
                               -------------------------------------------------------------------------------
                                        1993                        1992                        1991
                               -----------------------     -----------------------     -----------------------
                                OUTSIDE      OPERATING      OUTSIDE      OPERATING      OUTSIDE      OPERATING
                               PURCHASES     EXPENSES      PURCHASES     EXPENSES      PURCHASES     EXPENSES
                               ---------     ---------     ---------     ---------     ---------     ---------
Natural Gas Liquids........     $    34        $ 167        $    33        $ 173        $    29        $ 133
Petroleum..................       1,614          164          1,703          161          1,724          162
Coal.......................          33          295             34          321             30          313
                               ---------     ---------     ---------     ---------     ---------     ---------
                                $ 1,681        $ 626        $ 1,770        $ 655        $ 1,783        $ 608
                               ---------     ---------     ---------     ---------     ---------     ---------
                               ---------     ---------     ---------     ---------     ---------     ---------

     Outside purchases and operating expenses in 1993 decreased $118 million from 1992. Petroleum's outside purchases declined $89 million because of lower average crude prices at both refineries. Operating expenses in Petroleum increased $3 million due primarily to higher environmental costs and higher maintenance costs on the fluid catalytic cracker at the Memphis Refinery. Coal's operating expenses decreased $26 million because of the resolution of prior year operational problems and the installation of new longwall shields in early 1993 at the Mettiki Mine, lower production levels at Pontiki and the Virginia Region Mines in 1993, and legislatively imposed retiree medical obligations of $5.6 million which were included in 1992 expenses. Natural Gas Liquids' operating expenses decreased $6 million in 1993; however, excluding a $19.6 million insurance premium penalty charged against 1992 operations, as a result of the Brenham explosion, operating expenses increased $14 million. The increase in expense was primarily attributable to higher power, pension and benefit, and property tax expenses in transportation, and higher operating costs from the increased number of retail propane plants.

     Depreciation, depletion and amortization was $97 million in both 1993 and 1992. Increases in depreciation expense from the Seminole Loop expansion project and additional retail propane plants acquired in 1992 were largely offset by lower Coal Segment depreciation expense. Coal's depreciation expense decreased $3 million primarily because of changes in the estimated useful lives of certain long lived assets.

     Interest and debt expense was $47 million in 1993 compared to $54 million in 1992. Lower interest rates and debt levels were the primary reasons for the decrease. Also, 1992 expenses included $4 million of debt retirement expense.

     Other income-net was $8 million higher than in 1992, primarily because of $8 million received by the North Pole Refinery in settlement of a contract dispute.

     MAPCO's effective tax rate for 1993 was 36.7% compared to 31.1% in 1992. The difference between the statutory Federal income tax rate of 35% in 1993 and 34% in 1992 and the effective tax rate for 1993 and 1992 was primarily due to statutory depletion and state income taxes and, for 1993, the deferred tax impact of the increase in the corporate income tax rate included in the Omnibus Budget Reconciliation Act of 1993.

  1992 Results Compared to 1991

     Net income in 1992 was $101 million, compared to $126 million in 1991. Earnings per share were $3.37 in 1992, compared to $4.20 in 1991. Average common shares were 29.9 million in 1992 and 30.0 million in 1991.

     Sales and operating revenues increased $44 million in the Natural Gas Liquids segment from 1991 to 1992. The increase was primarily attributable to increased retail propane sales and transportation revenues. Retail propane sales increased 61 million gallons primarily because of a strong crop drying season and the retail stores acquired in late 1991 and 1992. Pipeline revenues increased because of a strong 1992 crop drying season, an increase in home heating demand, and $7 million from a contract termination and buyout. Petroleum revenues declined slightly because of lower average refined product prices. Coal revenues decreased $10 million principally because of a 1992 tonnage reduction agreement with a large contract customer and the effect of a 1992 price decrease on one million contract tons under a price reopener provision.

     Outside purchases and operating expenses increased $34 million in 1992 over 1991. The increase was attributable to higher purchases and higher operating expenses in the Natural Gas Liquids and Coal segments, partially offset by decreased purchases and lower operating expenses in Petroleum. Natural Gas Liquids' outside purchases increased primarily because of the increased volume of retail propane sales, and operating expenses increased because of a $19.6 million insurance premium penalty accrued relative to the Brenham explosion and an increased number of retail stores in operation. Coal's outside purchases increased because of higher brokerage volumes, and operating expenses increased primarily because of a $5.6 million charge in 1992 for legislatively imposed retiree medical obligations. Petroleum's outside purchases decreased because of lower average crude costs, lower North Pole Refinery volumes and lower purchases of refined products in 1992 by the Memphis Refinery. Petroleum's average crude costs were lower in 1992 compared to the Persian Gulf War-influenced prices of 1991. North Pole Refinery volumes decreased primarily due to a decline in demand for jet fuels. Outside purchases of refined products at the Memphis Refinery declined because purchases of refined products made during the turnaround and expansion in 1991 were not required in 1992.

     Depreciation, depletion and amortization increased $5 million primarily due to: accelerating depreciation on equipment scheduled for replacement earlier than anticipated in the Coal segment, retail plant acquisitions made in late 1991 and in 1992 in the Natural Gas Liquids segment, and the expansion of the Memphis Refinery in 1991 in the Petroleum segment.

     Interest and debt expense decreased $3 million because of lower interest rates. Interest and debt expense was lower even though 1992 amounts included $4 million of debt retirement expense and average debt levels were 15% higher in 1992 as compared to 1991.

     Other income-net decreased $5 million principally due to liability provision increases in 1992 relative to a non-operating business unit, partially offset by a $3.7 million business interruption insurance recovery.

     MAPCO's effective income tax rate for 1992 was 31.1% compared to 29.7% in 1991. The difference between the statutory Federal income tax rate of 34% and the effective tax rate for 1992 and 1991 was primarily due to statutory depletion and state income taxes.

OPERATING PROFIT

     Operating Profit Operating profit by segment was as follows (in millions):

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
                                                            1993     1992      1991
                                                            ----     ----      ----
            Natural Gas Liquids............................ $119     $114      $140
            Petroleum......................................  109       74        64
            Coal...........................................   47       36        55
                                                            ----     ----      ----
                                                            $275     $224      $259
                                                            ----     ----      ----
                                                            ----     ----      ----

  1993 Results Compared to 1992

     Natural Gas Liquids Segment Results

     The $5 million increase in 1993 operating profit is primarily attributable to higher transportation and retail propane operating profits. Transportation revenues increased because of the completion of the Seminole

Loop project in May 1993, and because of the negative impact of the Brenham explosion on 1992 revenues. Although revenues grew in 1993, volumes on the Rocky Mountain Extension and Seminole Pipeline were negatively impacted as a result of producers leaving ethane in the natural gas stream rather than extracting the liquids for shipment to the Texas Gulf Coast. Transportation expenses were lower in 1993 primarily because of the Brenham explosion which also negatively impacted 1992 expenses. Retail propane operating profit increased because volumes were higher in 1993; however, higher expenses and lower margins partially offset the favorable impact of the higher volumes. The increases in volumes and expenses were attributable primarily to additional retail plants in operation. Lower margins were principally due to the intense price competition faced throughout 1993.

     The expansion of the 80-percent-owned Seminole Pipeline was completed at a cost of $130 million. The expansion consists of an additional 544-mile, 14-inch pipeline from West Texas to Mont Belvieu, Texas, and increases the potential capacity of the line to over 300,000 barrels per day.

     Petroleum Segment Results

     Petroleum segment operating profit increased $35 million over 1992. The increase was attributable to higher refinery margins, $8 million received in 1993 relative to a North Pole Refinery contract settlement, and higher Mid-South Retail fuel margins and lower expenses, partially offset by higher Memphis Refinery expenses.

     The increase in refinery margins primarily reflects the effect of lower average crude costs during 1993. Mid-South Retail fuel margins increased due to lower average fuel costs in 1993. Mid-South Retail's lower expenses were primarily attributable to fewer stores in operation and lower environmental expenses. Expenses at the Memphis Refinery increased primarily due to operating problems with the fluid catalytic cracker unit during the first quarter of 1993 and higher maintenance and environmental costs.

     Coal Segment Results

     Coal segment operating profit increased $11 million over 1992 primarily because of lower production costs at both the Mettiki and Martiki Mines and the negative impact on 1992 of a $5.6 million charge for legislatively imposed retiree medical obligations. These factors were partially offset by lower revenues in the current year. Aging longwall shields at Mettiki were replaced and the other operational problems encountered in 1992 at the mine were resolved, resulting in a 16% decrease in per ton production costs. Overburden stripping ratios at the Martiki Mine were lower in 1993 which is the primary reason for Martiki's lower per ton production costs. Revenues for the Coal Segment decreased primarily as a result of a price reopener on a long-term sales contract with a major customer.

  1992 Results Compared to 1991

     Natural Gas Liquids Segment Results

     The $26 million decrease in operating profit for the Natural Gas Liquids segment was primarily attributable to an increase in transportation operating expenses, partially offset by higher revenues. The higher transportation operating expenses were principally due to the Brenham explosion, higher power, outside services and materials and supply costs. Revenues increased in 1992 over 1991 despite the negative impact on 1992 revenues from the Brenham explosion primarily because of $7 million from the termination and buyout of a pipeline transportation agreement and increased demand in the Midwest propane markets.

     Petroleum Segment Results

     The Petroleum segment's operating profit increased $10 million in 1992. The increase was primarily attributable to higher refined product margins and lower expenses at the Memphis Refinery, and higher Mid-South Retail fuel and merchandise margins, partially offset by lower North Pole Refinery volumes and margins. Margins at the Memphis Refinery in 1992 were higher because 1991 margins were negatively impacted by the turnaround and expansion project and a fluid catalytic cracker blower failure. The higher

1992 Mid-South Retail fuel margins were attributable to decreased fuel costs, and merchandise margins were higher in 1992 because sales price increases outpaced increases in merchandise costs. North Pole Refinery's margins declined in 1992 because of the positive impact of the Persian Gulf War on 1991 margins. North Pole Refinery volumes declined because of weak jet fuel demand in the Alaskan markets.

     Coal Segment Results

     The Coal segment's operating profit decreased $19 million due primarily to a $5.6 million charge in 1992 relating to legislatively imposed retiree medical obligations, increased per ton expenses due to continued operating problems at the Mettiki Mine and lower per ton sales prices reflecting a contract price reopener.

ENVIRONMENTAL ISSUES

     Estimated liabilities for environmental costs, primarily in the Petroleum segment, were determined without consideration of possible recoveries from third parties; however, where recoveries from state funds are involved and management assesses that the recovery of state funds is probable (i.e., the state is required by law to reimburse MAPCO for the Company's expenditures), the liability is recorded at its net amount. Estimated liabilities for environmental matters were $33.7 million and $34.3 million at December 31, 1993 and December 31, 1992, respectively. Of these amounts, $20.3 million at December 31, 1993, and $21.6 million at December 31, 1992, has been recognized as recoverable from state funds in connection with laws requiring reimbursement by the states of certain expenses associated with underground storage tank failures and repairs.

OTHER ISSUES

  Natural Gas Liquids Segment

     Since 1991, MAPCO's West Panhandle field gas supplier has taken more than its percentage ownership share of the field's production. The cumulative effect of this acceleration in gas taken has resulted in the Westpan operations having a 25.3 billion cubic feet and $23.7 million over-take position. This imbalance will be adjusted by offsets from future field production. MAPCO uses the sales method of accounting for its gas balancing arrangements which allows the immediate recognition of all revenues on natural gas liquids sold. The acceleration in gas taken contributed an estimated $4.3 million, $9.0 million and $10.4 million to MAPCO's consolidated operating profit in 1993, 1992 and 1991, respectively.

     On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility located near Brenham, Texas and owned by an affiliate of the Company, Seminole Pipeline Company. The matter was investigated by the National Transportation Safety Board and the Texas Railroad Commission. A discussion of this matter and its effect on MAPCO and its affiliate is contained in Note 10 to the consolidated financial statements contained herein.

  Petroleum Segment

     Since 1978, MAPCO Alaska Petroleum Inc. (and/or its predecessor) has had long-term agreements with the State of Alaska (the "State") to purchase royalty oil from the State at prices linked to amounts payable by North Slope oil producers in satisfaction of their royalty obligations to the State. In 1977, the State commenced suit against the producers (in an action entitled State of Alaska v. Amerada Hess, et al.) alleging that they incorrectly calculated their royalty payments. A discussion of this dispute as it relates to MAPCO is contained in Note 10 to the consolidated financial statements included herein.

  Coal Segment

     The Coal segment has significant volumes of coal committed under long-term contracts which provide for sales prices in excess of current spot market prices. Long-term contracts for 1.4 million annual tons, 0.5 million annual tons and 3.1 million annual tons will expire during 1994, 1995 and 1996, respectively. In addition, an extension on one million annual tons originally scheduled to expire on December 31, 1994, has been extended through December 31, 1996, at a slightly lower sales price.

     The Retiki Mine sells all of its production to Big Rivers Electric Corporation ("Big Rivers") under a cost-plus management fee contract that expires in January 1996. The mine is expected to close following expiration of the contract. Operations at the Retiki Mine have contributed less than 2% of MAPCO's consolidated operating profit during the past three years. As of December 31, 1993, Retiki had invoiced Big Rivers approximately $5.0 million for certain costs associated with the operation of the mine, which costs Big Rivers has disputed. Retiki will continue to invoice Big Rivers for similar costs through the contract termination date. Retiki has initiated litigation with respect to this matter and management believes that substantially all of the receivable will ultimately be collected.

     During 1993 the United Mine Workers Association ("UMWA") filed a petition with the National Labor Relations Board ("NLRB") seeking an election to decide whether the UMWA should represent hourly employees at MAPCO Coal's Pontiki mine. In August 1993 the NLRB conducted a representation election and the unofficial vote count was 78 opposed to unionization, 101 votes supporting the UMWA and 23 votes challenged by the UMWA. The challenged votes are determinative of the election. Presuming all of the contested votes are "no" votes, the election would be a tie and the UMWA would not be elected to represent Pontiki employees. The matter is pending with the NLRB and a dispositive ruling is not expected until mid-1994. Management believes that an unfavorable ruling relative to this matter would not have a material impact on MAPCO's overall costs and profitability.

     The Clean Air Act is expected to alter the pattern of U.S. coal consumption resulting in a general decrease of demand for higher sulfur coals and increase of demand for lower sulfur coals. Legislation of this type is not expected to materially impact the Coal Segment's future operating profit results primarily because most of MAPCO Coal's higher sulfur coals are sold to customers with scrubbers, or to customers that have indicated their intentions to install scrubbers. Additionally, MAPCO Coal management believes the anticipated favorable impact of the marketability and pricing for low sulfur and compliance coal should offset the financial impact, if any, of the Clean Air Act.

GENERAL MANAGEMENT DISCUSSION

     The consolidated financial statements of MAPCO have been prepared by management, which is responsible for the integrity and objectivity of the statements. These financial statements, which include amounts that are based on management's best estimates and judgments, have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements have been audited by the Company's independent auditors, Deloitte & Touche, whose report appears on page F-1.

     MAPCO maintains a system of internal controls that is designed to provide reasonable assurance that the financial records are accurate, assets are protected, and the consolidated financial statements fairly present the financial position and results of operations of the Company. This system is augmented by the selection and training of qualified personnel, management oversight, proper division of responsibilities, the dissemination of written policies and procedures, and an internal audit program to monitor the system's effectiveness. In the opinion of management, the system of internal controls is effective and provides the assurance described above.

     The Board of Directors, through its Audit Committee (comprised of four outside Directors), monitors management's financial reporting responsibilities. The Audit Committee meets periodically with representatives of management, the independent auditors, and the Company's internal auditors to discuss specific accounting, reporting, internal control and regulatory compliance matters. Deloitte & Touche and the Company's internal auditors have full and free access to meet with the Audit Committee.

     Approximately 16% of MAPCO stockholders participate in the voluntary Dividend Investment Plan whereby cash dividends are used to purchase additional MAPCO common stock as directed by the participating stockholder. There is no charge to stockholders for this service. The plan is administered by Harris Trust Company of New York and stockholders having questions about their accounts may contact Harris Bank, Dividend Reinvestment, P.O. Box A-3309, Chicago, Illinois 60690-9939.

     During 1993 and 1992, MAPCO declared quarterly dividends of $0.25 per share. Dividends were payable in March, June, September and December. The annual dividend in 1993 and 1992 was $1.00 per share.

     MAPCO common stock is traded on the New York, Chicago, and Pacific Stock Exchanges under the symbol MDA. MAPCO has approximately 5,900 stockholders of record.

     The high and low closing prices of MAPCO's common stock on the New York Stock Exchange during the quarterly periods of 1993 and 1992 were as follows:

                                                          1993                    1992
                                                    -----------------       -----------------
                        QUARTER                      HIGH       LOW          HIGH       LOW
    ----------------------------------------------- ------     ------       ------     ------
    First.......................................... $54.00     $48.88       $61.88     $56.63
    Second.........................................  57.75      51.00        60.63      53.75
    Third..........................................  64.25      56.38        60.63      54.88
    Fourth.........................................  65.25      57.38        58.50      52.50

     The closing price of MAPCO's common stock on the New York Stock Exchange on March 24, 1994 was $61.125.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of MAPCO Inc., together with the report thereon of Deloitte & Touche dated February 1, 1994 and the supplementary financial data specified by Item 302 of Regulation S-K are set forth on pages F-1 through F-20 hereof. (See Item 14 for Index).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding directors of MAPCO is incorporated by reference herein from MAPCO's Proxy Statement to be filed for its 1994 Annual Meeting of Stockholders. (See "Executive Officers of MAPCO Inc." in PART I, Item 1, SUPRA, regarding executive officers of MAPCO).

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference herein from MAPCO's Proxy Statement to be filed for its 1994 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference herein from MAPCO's Proxy Statement to be filed for its 1994 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference herein from MAPCO's Proxy Statement to be filed for its 1994 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements.

                                                                                  PAGE
                                                                            -----------------
Independent Auditors' Report.........................................              F-1
Consolidated Statements of Income for the years ended December 31,
  1993, 1992 and 1991................................................              F-2
Consolidated Balance Sheets as of December 31, 1993 and 1992.........              F-3
Consolidated Statements of Cash Flows for the years ended December
  31, 1993, 1992 and 1991............................................              F-4
Consolidated Statements of Changes in Stockholders' Equity for the
  years ended December 31, 1993, 1992 and 1991.......................              F-5
Notes to Consolidated Financial Statements...........................       F-6 through F-20

(a) 2. Financial Statement Schedules.

Schedule III -- Condensed financial information of registrant........              S-1
Schedule V -- Property, plant and equipment for the years ended
  December 31, 1993, 1992 and 1991...................................              S-5
Schedule VI -- Accumulated depreciation, depletion and amortization of property, plant and equipment for the years ended December 31,
  1993, 1992 and 1991................................................              S-6
Schedule VIII -- Valuation and qualifying accounts for the years
  ended December 31, 1993, 1992 and 1991.............................              S-7
Schedule X -- Supplementary income statement information for the
  years ended December 31, 1993, 1992 and 1991.......................              S-8

     Other schedules of MAPCO Inc. and its subsidiaries are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or Notes thereto.

(a) 3. Exhibits.

         ITEM
        ------
         3.(a)             -- Restated Certificate of Incorporation, as amended (Exhibit 3.(a)
                              to Report on Form 10-K for the fiscal year ended December 31,
                              1989*)
         3.(b)             -- MAPCO Inc. By-Laws, as amended April 16, 1989 (Exhibit 4.2 to registrant's Registration Statement on Form S-8, (Registration
                              No. 33-28722)*)
         4.(a)             -- Specimen of Common Stock Certificate (Exhibit 4(a) to Report on
                              Form 10-K for the fiscal year ended December 31, 1989*)
         4.(b)             -- Note Agreement between Mid-America Pipeline Company and The
                              Prudential Insurance Company of America dated as of April 30,
                              1992 (a copy of this Agreement will be furnished to the
                              Commission on request as provided in sec.229.601(b) (4) (iii)
                              (A) of Regulation S-K)

         ITEM
        ------
         4.(c)             -- Note Agreement between Mid-America Pipeline Company and The
                              Prudential Insurance Company of America dated as of May 20, 1992
                              (a copy of this Agreement will be furnished to the Commission on request as provided in sec.229.601(b) (4) (iii) (A) of
                              Regulation S-K)
         4.(d)             -- Note Agreement between Mid-America Pipeline Company and The
                              Prudential Insurance Company of America dated as of July 13,
                              1992 (a copy of this Agreement will be furnished to the
                              Commission on request as provided in sec.229.601(b) (4) (iii)
                              (A) of Regulation S-K)
         4.(e)             -- Note Agreement between Mid-America Pipeline Company and The
                              Prudential Insurance Company of America dated as of July 20,
                              1992 (a copy of this Agreement will be furnished to the
                              Commission on request as provided in sec.229.601(b) (4) (iii)
                              (A) of Regulation S-K)
         4.(f)             -- Note Agreement between Mid-America Pipeline Company and The
                              Prudential Insurance Company of America dated as of November 20,
                              1992 (a copy of this Agreement will be furnished to the
                              Commission on request as provided in sec.229.601(b) (4) (iii)
                              (A) of Regulation S-K)
         4.(g)             -- Competitive Advance and Revolving Credit Facility Agreement
                              dated as of December 20, 1989 among MAPCO Inc., Chemical Bank, as Agent and the Banks named therein (Exhibit 4.5 to
                              registrant's Registration Statement on Form S-8 (Registration
                              No. 33-33217)*)
         4.(h)             -- Amendment No. 1 dated as of June 19, 1992, to the Competitive
                              Advance and Revolving Credit Facility dated as of December 20,
                              1989, among MAPCO Inc., Chemical Bank, as Agent for the Banks, and the Banks named therein (Exhibit 4.(g).1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993*)
         4.(i)             -- Amendment No. 2 dated as of May 1, 1993, to the Competitive
                              Advance and Revolving Credit Facility dated as of December 20,
                              1989, among MAPCO Inc., Chemical Bank, as Agent for the Banks, and the Banks named therein (Exhibit No. 4.(g).2 to Quarterly
                              Report on Form 10-Q for the quarterly period ended June 30,
                              1993*)
         4.(j)             -- Rights Agreement dated as of June 12, 1986 between MAPCO Inc.
                              and Harris Trust Company of New York, as amended (Exhibit 1 to
                              Current Report on Form 8-K dated June 30,1986 and Exhibit 28(a)
                              to Current Report on Form 8-K filed October 12, 1989*)
         4.(k)             -- Note Agreement dated as of June 16, 1989 between MAPCO Inc. and
                              IDS Life Insurance Company of New York, American Enterprise Life
                              Insurance Company, et al. (Exhibit 4.(h) to Report on Form 10-K
                              for the fiscal year ended December 31, 1989*)
         4.(l)             -- Note Agreement dated as of December 1, 1993 between Seminole
                              Pipeline Company and Principal Mutual Life Insurance Company, et
                              al. (a copy of this Agreement will be furnished to the
                              Commission on request as provided in sec.229.601(b) (4) (iii)
                              (A) of Regulation S-K)
         4.(m)             -- Indenture dated as of March 31, 1990 between MAPCO Inc. and
                              Bankers Trust, Trustee (Exhibit 4.0 to Current Report on Form
                              8-K dated February 19, 1991*)

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS OR ARRANGEMENTS

        10.(a)             -- MAPCO Inc. Annual Incentive Compensation Plan, effective January
                              1, 1984, as amended (Exhibit 10.(a) to Report on Form 10-K for the fiscal year ended December 31, 1990*)
        10.(b)             -- 1981 Stock Appreciation Rights and Stock Option Rights Plan for
                              Key Employees of MAPCO Inc. and its Subsidiaries (as amended to provide for Incentive Stock Options) (Exhibit 10.(b) to Report
                              on Form 10-K for the fiscal year ended December 31, 1990*)
        10.(c)             -- Form of Agreement between MAPCO Inc. and Directors relating to indemnification (Exhibit 10.(c) to Report on Form 10-K for the
                              fiscal year ended December 31, 1992*)
        10.(d)             -- Form of Agreement between MAPCO Inc. and certain officers and key employees relating to indemnification (Exhibit 10.(d) to
                              Report on Form 10-K for the fiscal year ended December 31,
                              1989*)
        10.(e)             -- MAPCO Inc. Retirement Plan for Directors (Exhibit 10.(f) to
                              Report on Form 10-K for the fiscal year ended December 31,
                              1989*)
        10.(f)             -- MAPCO Inc. 1986 Retirement Plan for Directors (Exhibit 10.(g) to
                              Report on Form 10-K for the fiscal year ended December 31,
                              1989*)
        10.(g)             -- Form of Agreement between MAPCO Inc. and certain officers relating to employment dated December 20, 1989, effective
                              January 1, 1990 (Exhibit 10.(h) to Report on Form 10-K for the
                              fiscal year ended December 31, 1989*)
        10.(h)             -- Form of Amendment Letter to Agreement Dated December 20, 1989
                              between MAPCO Inc. and certain officers relating to employment dated March 14, 1990 (Exhibit 10.(i) to Report on Form 10-K for
                              the fiscal year ended December 31, 1989*)
        10.(h).1           -- Amendments to Letter Agreement relating to employment dated
                              December 18, 1991 between MAPCO Inc. and James E. Barnes and
                              Robert M. Howe (Exhibit 10.(h).1 to Report on Form 10-K for the
                              fiscal year ended December 31, 1991*)
        10.(i)             -- Supplemental Retirement Agreement, as amended and restated, as of December 12, 1991 between MAPCO Inc. and James E. Barnes
                              (Exhibit 10.(i) to Report on Form 10-K for the fiscal year ended
                              December 31, 1991*)
        10.(j)             -- Supplemental Retirement Agreement, as amended and restated, as of December 12, 1991 between MAPCO Inc. and Robert M. Howe
                              (Exhibit 10.(j) to Report on Form 10-K for the fiscal year ended
                              December 31, 1991*)
        10.(k)             -- Amendment effective December 31, 1993, to Supplemental
                              Retirement Agreement, as amended and restated, effective
                              December 1, 1984, between MAPCO Inc. and Robert M. Howe (Filed herewith)
        10.(l)             -- MAPCO Inc. 1986 Stock Option Plan, effective January 1,
                              1986 (Exhibit 10.(k) to Report on Form 10-K for the fiscal year ended December 31, 1992*)
        10.(m)             -- MAPCO Inc. 1986 Performance Bonus Plan, effective January 1,
                              1986 (Exhibit 10.(l) to Report on Form 10-K for the fiscal year ended December 31, 1991*)
        10.(n)             -- MAPCO Inc. Supplemental Executive Retirement Plan effective
                              January 1, 1986 (Filed Herewith)

        10.(o)             -- MAPCO Inc. 1989 Stock Incentive Plan (Exhibit 4.9 to
                              registrant's Registration Statement on Form S-8, (Registration
                              No. 33-33217)*)
        10.(p)             -- MAPCO Inc. 1989 Outside Director Stock Option Plan (Exhibit
                              10.(p) to Report on Form 10-K for the fiscal year ended December
                              31, 1989*)
        10.(q)             -- MAPCO Inc. Long-Term Investment Savings Plan, effective January
                              1, 1994 (Filed herewith)
        10.(r)             -- MAPCO Inc. Long-Term Investment Savings Trust, effective January
                              10, 1994 (Filed herewith)
        11.                -- Statement re: computation of per share earnings
        12.                -- Computation of Ratio of Earnings to Fixed Charges
        21.                -- List of Subsidiaries
        23.                -- Independent Auditors' Consent
        24.                -- Power of Attorney, included as part of the signature page of this report

- ---------------

* Incorporated herein by reference

     All other schedules and exhibits are omitted because they are not required or are not applicable.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MAPCO Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MAPCO INC.

Dated: March 24, 1994                       By   /s/  JAMES E. BARNES
                                                      JAMES E. BARNES
                                                   Chairman of the Board
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     We, the undersigned officers and directors of MAPCO Inc. hereby severally constitute James E. Barnes and Frank S. Dickerson, III, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this report, and generally to do all such things in our names and behalf in our capacities as officers and directors to enable MAPCO Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to any and all amendments to this report.

                  SIGNATURE                                TITLE                     DATE
- ---------------------------------------------   ----------------------------
          /s/  JAMES E. BARNES                  Chairman of the Board and        March 24, 1994
              (James E. Barnes)                   Chief Executive Officer

       /s/  FRANK S. DICKERSON, III             Senior Vice President, Chief     March 24, 1994
           (Frank S. Dickerson, III)              Financial Officer and
                                                  Treasurer

       /s/  DONALD R. WELLENDORF                Vice President and               March 24, 1994
           (Donald R. Wellendorf)                 Controller (Principal
                                                  Accounting Officer)

       /s/  HARRY A. FISCHER, JR.               Director                         March 24, 1994
           (Harry A. Fischer, Jr.)

        /s/  WAYNE K. GOETTSCHE                 Director                         March 24, 1994
            (Wayne K. Goettsche)

                                                Director                         March 24, 1994
             (Donald Paul Hodel)

        /s/  MALCOLM T. HOPKINS                 Director                         March 24, 1994
            (Malcolm T. Hopkins)

          /s/  ROBERT M. HOWE                   Director                         March 24, 1994
              (Robert M. Howe)

      /s/  PHILIP C. LAUINGER, JR.              Director                         March 24, 1994
          (Philip C. Lauinger, Jr.)

       /s/  DONALD L. MELLISH                   Director                         March 24, 1994
           (Donald L. Mellish)

         /s/  ROBERT L. PARKER                  Director                         March 24, 1994
             (Robert L. Parker)

         /s/  HERMAN J. SCHMIDT                 Director                         March 24, 1994
             (Herman J. Schmidt)

         /s/  SAMUEL F. SEGNAR                  Director                         March 24, 1994
             (Samuel F. Segnar)


                          INDEPENDENT AUDITORS' REPORT

MAPCO Inc., its Directors and Stockholders:

     We have audited the accompanying consolidated financial statements of MAPCO Inc. and subsidiaries, listed at Item 14(a)1 herein. Our audits also included the financial statement schedules listed at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MAPCO Inc. and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 10 to the consolidated financial statements, the Company is involved in litigation relating to retroactive increases in prices paid to the State of Alaska under its royalty oil purchase agreements. The ultimate outcome of the litigation cannot presently be determined. The Company has accrued an estimate of certain amounts which it may incur in connection with the final resolution of the dispute.

     We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1991, 1990 and 1989, and the related consolidated statements of income, cash flows, and changes in stockholders' equity for the years ended December 31, 1990 and 1989 (none of which are presented herein); and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended December 31, 1993, appearing in Item 6 herein, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

Deloitte & Touche
Tulsa, Oklahoma
February 1, 1994

                                   MAPCO INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                1993        1992        1991
                                                              --------    --------    --------
- --------    --------                                             (DOLLARS IN MILLIONS
                                                               EXCEPT PER SHARE AMOUNTS)
Sales and Operating Revenues(1).............................. $2,715.3    $2,786.8    $2,782.8

Expenses:
  Outside purchases and operating expenses(1)................  2,307.4     2,424.6     2,391.2
  Selling, general and administrative........................     72.8        70.7        69.7
  Depreciation, depletion and amortization...................     97.3        96.5        91.1
  Interest and debt expense..................................     46.5        54.4        57.1
  Other income -- net........................................    (11.6)       (4.0)       (8.9)
                                                               -------     -------     -------
                                                               2,512.4     2,642.2     2,600.2
                                                               -------     -------     -------
Income Before Provision for Income Taxes.....................    202.9       144.6       182.6
Provision for Income Taxes (Note 5)..........................     74.5        45.0        54.2
                                                               -------     -------     -------
Income Before Minority Interest..............................    128.4        99.6       128.4
Minority Interest in Earnings of Subsidiary..................     (1.4)        1.1        (2.5)
                                                               -------     -------     -------
Net Income...................................................  $ 127.0     $ 100.7     $ 125.9
                                                               -------     -------     -------
                                                               -------     -------     -------
Earnings per Common Share (Notes 6 & 7)......................  $  4.24     $  3.37     $  4.20
                                                               -------     -------     -------
                                                               -------     -------     -------

- ---------------

(1) Includes consumer excise taxes of $148.7 million, $146.5 million and $140.3 million in 1993, 1992 and 1991, respectively.

                See notes to consolidated financial statements.

                                   MAPCO INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                          -------------------
                                                                           1993        1992
                                                                          -------     -------
                                                                          (DOLLARS AND SHARES
                                                                             IN MILLIONS)
                                     ASSETS
Current Assets:
  Cash and cash equivalents............................................. $   69.8    $   55.7
  Receivables, less allowance for doubtful accounts (1993 -- $3.3;
     1992 -- $3.0)......................................................    228.8       236.2
  Inventories (Note 3)..................................................    113.4       120.0
  Prepaid expenses......................................................     27.3        30.5
  Other current assets..................................................     16.9        16.0
                                                                         --------    --------
          Total current assets..........................................    456.2       458.4
                                                                         --------    --------
Property, Plant and Equipment, at cost:
  Natural Gas Liquids...................................................  1,170.3     1,093.3
  Petroleum.............................................................    566.3       543.8
  Coal..................................................................    571.2       573.1
  Corporate.............................................................     34.0        33.6
                                                                         --------    --------
                                                                          2,341.8     2,243.8
  Less -- Accumulated depreciation and depletion........................   (974.5)     (913.4)
                                                                         --------    --------
                                                                          1,367.3     1,330.4
Other Assets............................................................    117.3       122.9
                                                                         --------    --------
                                                                         $1,940.8    $1,911.7
                                                                         --------    --------
                                                                         --------    --------
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.................................. $   12.8    $   14.6
  Accounts payable......................................................    247.1       266.9
  Accrued taxes.........................................................     47.3        41.5
  Accrued payroll and related expenses..................................     21.2        16.3
  Other current liabilities.............................................     54.5        53.8
                                                                         --------    --------
          Total current liabilities.....................................    382.9       393.1
                                                                         --------    --------
Long-Term Debt, excluding current maturities (Note 4)...................    585.5       669.4
                                                                         --------    --------
Other Liabilities.......................................................    101.6        90.5
                                                                         --------    --------
Deferred Income Taxes (Note 5)..........................................    273.5       259.6
                                                                         --------    --------
Minority Interest.......................................................     23.0        21.6
                                                                         --------    --------
Commitments and Contingencies (Note 10)
                                                                         --------    --------
Stockholders' Equity (Notes 6, 7 and 9)
  Capital stock:
     Preferred Stock, without par value, 1 shares authorized; no shares issued
     Series A Junior Participating Preferred Stock, without par value,
      .2 shares authorized; no shares issued
     Common Stock, $1 par value, 75 shares authorized; 62.7 shares
      issued -- 1993; 62.6 shares issued -- 1992........................     62.7        62.6
  Capital in excess of par value........................................    200.0       199.0
  Retained earnings.....................................................  1,306.7     1,209.1
                                                                         --------    --------
                                                                          1,569.4     1,470.7
  Treasury Stock, at cost, 32.8 shares in 1993; 32.7 shares in 1992.....   (926.9)     (920.7)
  Loan to ESOP..........................................................    (68.2)      (72.5)
                                                                         --------    --------
                                                                            574.3       477.5
                                                                         --------    --------
                                                                         $1,940.8    $1,911.7
                                                                         --------    --------
                                                                         --------    --------

                See notes to consolidated financial statements.

                                   MAPCO INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               1993         1992         1991
                                                              -------      -------      -------
                                                                  (DOLLARS IN MILLIONS)
Cash Flows from Operating Activities:
  Net income................................................  $ 127.0      $ 100.7      $ 125.9
  Reconciliation of net income to net cash provided
  by operating activities:
     Depreciation, depletion and amortization...............     97.3         96.5         91.1
     Provision for deferred income taxes....................     12.5         (9.1)         2.8
     Other items not requiring cash (Note 2)................      6.0          4.1          4.3
                                                              -------      -------      -------
       Funds provided by operations.........................    242.8        192.2        224.1
     Changes in operating assets and liabilities (Note 2)...     10.4         37.7        (47.9)
                                                              -------      -------      -------
          Net cash provided by operating activities.........    253.2        229.9        176.2
                                                              -------      -------      -------
Cash Flows from Investing Activities:
  Capital expenditures and acquisitions, net of liabilities
     assumed (Note 2).......................................   (144.3)      (213.9)      (141.4)
  Proceeds from sales of property, plant and equipment......     18.5          4.6         11.6
  Other.....................................................      2.7                        .1
                                                              -------      -------      -------
          Net cash used in investing activities.............   (123.1)      (209.3)      (129.7)
                                                              -------      -------      -------
Cash Flows from Financing Activities:
  Purchase of common stock..................................     (6.2)       (16.5)       (20.2)
  Decrease in borrowings....................................   (139.5)       (67.8)      (137.1)
  Dividends.................................................    (30.0)       (29.9)       (30.0)
  Issuance of long-term debt................................     75.4        246.1        199.1
  Payments on long-term debt................................    (17.3)      (147.5)       (84.5)
  Exercise of stock options.................................      1.0           .4           .9
  Other.....................................................       .6         (1.3)        (1.1)
                                                              -------      -------      -------
          Net cash used in financing activities.............   (116.0)       (16.5)       (72.9)
                                                              -------      -------      -------
Increase (Decrease) in Cash and Cash Equivalents............     14.1          4.1        (26.4)
Cash and Cash Equivalents, January 1........................     55.7         51.6         78.0
                                                              -------      -------      -------
Cash and Cash Equivalents, December 31......................  $  69.8      $  55.7      $  51.6
                                                              -------      -------      -------
                                                              -------      -------      -------

                See notes to consolidated financial statements.

                                   MAPCO INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                    COMMON STOCK
                                    $1 PAR VALUE     CAPITAL IN                   TREASURY STOCK       LOAN
                                   ---------------   EXCESS OF      RETAINED     -----------------      TO
                                   SHARES   AMOUNT   PAR VALUE      EARNINGS     SHARES    AMOUNT      ESOP
                                   ------   ------   ----------    ----------    ------    -------    ------
                                           (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Balance, December 31, 1990........  62.3    $62.3      $193.5       $ 1,042.4    (32.1)    $(888.1)   $(80.0)
  Net income......................                                      125.9
  Dividends ($1.00 per share).....                                      (30.0)
  Purchase of common stock........                                                 (.5)      (20.2)
  ESOP loan repayments............                                                                       3.6
  Exercise of stock options.......    .2       .2          .7
  Other...........................                        1.3                       .1         1.1
                                   ------   ------   ----------    ----------    ------    -------    ------
Balance, December 31, 1991........  62.5     62.5       195.5         1,138.3    (32.5)     (907.2)    (76.4)
  Net income......................                                      100.7
  Dividends ($1.00 per share).....                                      (29.9)
  Purchase of common stock........                                                 (.3)      (16.5)
  ESOP loan repayments............                                                                       3.9
  Exercise of stock options.......    .1       .1          .3
  Other...........................                        3.2                       .1         3.0
                                   ------   ------   ----------    ----------    ------    -------    ------
Balance, December 31, 1992........  62.6     62.6       199.0         1,209.1    (32.7)     (920.7)    (72.5)
  Net income......................                                      127.0
  Dividends ($1.00 per share).....                                      (30.0)
  Purchase of common stock........                                                 (.1)       (6.2)
  ESOP loan repayments............                                                                       4.3
  Exercise of stock options.......    .1       .1         1.3
  Other...........................                        (.3)             .6
                                   ------   ------   ----------    ----------    ------    -------    ------
Balance, December 31, 1993........  62.7    $62.7      $200.0       $ 1,306.7    (32.8)    $(926.9)   $(68.2)
                                   ------   ------   ----------    ----------    ------    -------    ------
                                   ------   ------   ----------    ----------    ------    -------    ------

                See notes to consolidated financial statements.

                                   MAPCO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

  Consolidation --

     The consolidated financial statements include the accounts of MAPCO Inc. and its subsidiaries. Certain reclassifications have been made to prior year amounts to conform to current year presentations. All significant intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents --

     Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash. All investments classified as cash equivalents have original maturities of three months or less.

  Inventories --

     Inventories include crude oil, refined petroleum products, natural gas liquids, coal, fertilizer and retail merchandise. Inventories are valued at the lower of cost or market. Crude oil, refined petroleum products and retail merchandise inventories in the Petroleum segment are determined on a last-in, first-out basis. Appliances, chemicals, fertilizer and other inventories related to fertilizer in the Natural Gas Liquids segment are determined on an average cost basis. All other inventories are determined on a first-in, first-out basis. Net exchange balances are classified as inventory.

  Advance Royalties --

     Rights to leased coal lands are often acquired through royalty payments. Royalty payments recoupable against future production are deferred, and amounts expected to be recouped within one year are classified as a current asset. As mining occurs on those leases, the prepayment is amortized and included in the cost of mined coal. Amounts estimated to be nonrecoupable are expensed.

  Depreciation and Depletion --

     Depreciation and depletion is computed on the straight-line method at rates based upon estimated useful lives or, if applicable, on the units-of-production method based on estimated recoverable reserves. Maintenance, repairs and minor replacements are expensed. Costs of replacements constituting improvements are capitalized. Gains or losses arising from retirements are included in income currently.

  Excess of Purchase Price over Net Assets of Companies Acquired --

     Amounts applicable to acquisitions prior to 1971 ($4.7 million) are not amortized. Amounts applicable to acquisitions after 1970 are amortized on a straight-line basis over periods not exceeding forty years. MAPCO continually evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revision of the estimated useful lives of acquired assets.

  Revenue Recognition --

     MAPCO's revenue recognition policies provide that revenues are recognized at the point of sale (i.e. transfer of title) or delivery.

  Environmental Expenditures --

     Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Environmental liabilities are recorded independently of any potential claim for recovery, except in cases where reimbursements of remediation costs are available from

                                   MAPCO INC.

state funds and the realization of those funds is considered probable. Accruals related to environmental matters are generally determined based on site-specific plans for remediation, taking into account prior remediation experience of MAPCO and other companies.

  Debt Discount and Expense --

     Debt discount and expense arising from the issuance of debt securities are capitalized and amortized using the principal outstanding method.

  Gas Balancing Arrangements --

     MAPCO uses the sales method of accounting for its gas balancing arrangements. Under the sales method, MAPCO recognizes revenues on all West Panhandle gas field gas liquids sold to its customers. Imbalances resulting from any under/over-take position with MAPCO's gas supplier will be adjusted by future field production.

  Treasury Stock --

     Common stock purchased is recorded as treasury stock, at cost.

  Income Taxes --

     Deferred income tax expense is recognized based on the net change for the year in the deferred income tax liability, except for changes resulting from differences between the assigned values and tax basis of assets acquired and liabilities assumed in purchase business combinations. Deferred income tax assets and liabilities are based on enacted tax laws and the expected reversal of the temporary differences between the book and tax bases of assets and liabilities.

  Earnings Per Common Share --

     Earnings per common share are based on the weighted average number of common shares outstanding. Average common shares outstanding were 30.0 million in 1993, 29.9 million in 1992 and 30.0 million in 1991.

  ESOP --

     MAPCO's loan to its Employee Stock Ownership Plan ("ESOP") is recorded as a reduction of stockholders' equity in MAPCO's Consolidated Balance Sheets. Compensation and interest expense are recognized based on MAPCO's cash contributions to the ESOP.

  Nature of Business --

     Natural Gas Liquids segment operations include the transportation, processing and underground storage of natural gas liquids ("NGLs"), the pipeline transportation of anhydrous ammonia, refined products and crude oil and the sale of liquid propane gas and fertilizer. The pipeline main line runs from the Wyoming-Utah Overthrust Belt to Hobbs, New Mexico and from Hobbs through the Midwest into Minnesota and Wisconsin. The main line also runs from Hobbs across Texas to the Gulf Coast. Tariff charges for pipeline operations are made on account to shippers who are engaged in energy or energy-related businesses. Operations at three gas processing plants in the West Panhandle gas field in Texas produce natural gas liquids which are sold in the Midwestern and Gulf Coast markets. Propane and fertilizer are marketed through retail plants to residential, agricultural and industrial customers located in the upper Midwest and the Southeast regions of the United States. Sales are generally made on account.

                                   MAPCO INC.

     Petroleum segment operations include two refining and marketing systems: the Alaska System and the Mid-South System. The Alaska System includes a refinery at North Pole, Alaska, whose non-affiliated customers include wholesale, commercial, governmental and industrial consumers. Sales are generally made on account. The Alaska system also includes retail convenience stores in Fairbanks, Anchorage and Juneau, Alaska. The Mid-South system includes a refinery at Memphis, Tennessee, whose non-affiliated customers include industrial and commercial consumers, jobbers, independent dealers and other refiner/marketers who are primarily located in the Mid-South region of the United States. Sales are generally made on account. The Mid-South system also includes retail convenience store operations and commission and tank wagon dealerships located throughout the Southeastern United States. Dealer sales are generally made on account. MAPCO buys, sells and exchanges crude oil to supply its refinery systems. These transactions are with companies engaged in energy or energy-related businesses and sales are generally made on account.

     Coal segment operations produce and market steam and metallurgical coal for sale in domestic and foreign markets. Steam coal is sold primarily to electric utilities located in the Eastern United States and, to a lesser extent, Europe. Metallurgical coal is sold to steel and coke producers located primarily in the United States, South America, Japan, Europe and North Africa. Sales are generally made on account. Export shipments are generally secured by letters of credit or other similar guarantees prior to the coal being delivered to the customer.

NOTE 2. CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

     Other items not requiring (providing) cash reported in cash flows from operating activities consist of (in millions):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1993      1992      1991
                                                              -----     -----     -----
        Net periodic pension income.........................  $(1.1)    $(2.0)    $(2.2)
        (Gain) loss on sales of property....................   (5.4)      2.1      (1.1)
        Minority interest...................................    1.4      (1.1)      2.5
        Refinery turnaround accrual.........................    3.2       3.5
        Litigation and environmental accrual................    5.7       (.5)      1.1
        Other non-cash income and expense items, net........    2.2       2.1       4.0
                                                              -----     -----     -----
                                                              $ 6.0     $ 4.1     $ 4.3
                                                              -----     -----     -----
                                                              -----     -----     -----

     Changes in operating assets and liabilities consist of (in millions):

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                            1993       1992       1991
                                                            -----     ------     ------
        Decrease (increase) in:
          Receivables.....................................  $ 7.7     $(31.8)    $ 32.3
          Inventories.....................................    6.5      (40.8)     (18.1)
          Prepaid expenses................................    3.9       (5.6)      (2.7)
          Other current assets............................     .6        (.8)       1.3
          Other assets....................................   (2.3)      (6.1)      (5.3)
        Increase (decrease) in:
          Accounts payable and accrued expenses...........   (5.2)      78.5      (48.1)
          Accrued taxes...................................   (2.7)       3.6       (7.1)
          Other liabilities...............................    1.9       40.7        (.2)
                                                            -----     ------     ------
                                                            $10.4     $ 37.7     $(47.9)
                                                            -----     ------     ------
                                                            -----     ------     ------

                                   MAPCO INC.

     Income taxes paid were $64.8 million, $49.2 million and $55.2 million during 1993, 1992 and 1991, respectively.

     Interest paid, net of amounts capitalized, was $47.3 million, $54.1 million and $59.4 million during 1993, 1992 and 1991, respectively.

     Total accrued interest costs were $49.3 million, $56.4 million and $58.3 million during 1993, 1992 and 1991, respectively. Interest capitalized during 1993, 1992 and 1991 amounted to $2.8 million, $2.0 million and $1.2 million, respectively.

     Included in capital expenditures and acquisitions in 1992 is $6.0 million for MAPCO common stock issued in connection with acquisitions in which MAPCO received assets with a fair value of $11.9 million and assumed liabilities of $5.9 million.

NOTE 3. INVENTORIES

     Inventories consist of (in millions):

                                                                       DECEMBER 31,
                                                                    ------------------
                                                                     1993        1992
                                                                    ------      ------
        Raw materials -- Crude oil................................  $ 25.6      $ 33.2
                                                                    ------      ------
        Finished products:
          Refined petroleum products..............................    24.9        40.3
          Fertilizer and natural gas liquids......................    46.0        24.6
          Retail merchandise......................................    12.1        15.6
          Coal....................................................     4.8         6.3
                                                                    ------      ------
                                                                      87.8        86.8
                                                                    ------      ------
        Total Inventories.........................................  $113.4      $120.0
                                                                    ------      ------
                                                                    ------      ------

     The cost to replace crude oil, refined petroleum products and retail merchandise inventories in excess of last-in, first-out (LIFO) carrying values was approximately $6.5 million and $16.0 million at December 31, 1993 and 1992, respectively.

NOTE 4. LONG-TERM DEBT

     Long-term debt consists of (in millions):

                                                                       DECEMBER 31,
                                                                    ------------------
                                                                     1993        1992
                                                                    ------      ------
        MAPCO INC.
        Commercial paper, bankers' acceptances, bank borrowings
          and money market funds..................................  $ 20.0      $159.5
        8.43% ESOP Notes, payable in mortgage type principal
          reductions annually through 2003........................    68.2        72.5
        Medium Term Notes, various maturities through 2022........   342.8       352.8
                                                                    ------      ------
                                                                     431.0       584.8
                                                                    ------      ------

                                   MAPCO INC.

                                                                       DECEMBER 31,
                                                                    ------------------
                                                                     1993        1992
                                                                    ------      ------
        SUBSIDIARIES
        Senior Notes:
          8.51% Notes, payable $15.0 million in 2007..............    15.0        15.0
          8.95% Notes, payable $35.5 million in 2012..............    35.5        35.5
          8.20% Notes, payable $2.5 million annually 2007 through
             2012.................................................    15.0        15.0
          8.59% Notes, payable $14.5 million in 2017..............    14.5        14.5
          8.70% Notes, payable $2.0 million annually 2018 through
             2022.................................................    10.0        10.0
          6.67% Notes, payable $15.0 million annually 2001 through
             2005.................................................    75.0
        Other.....................................................     2.3         9.2
                                                                    ------      ------
                                                                     167.3        99.2
                                                                    ------      ------
                                                                     598.3       684.0
        Less -- current maturities................................   (12.8)      (14.6)
                                                                    ------      ------
        Long-term debt............................................  $585.5      $669.4
                                                                    ------      ------
                                                                    ------      ------

     Interest rates on commercial paper, bankers' acceptances, bank borrowings and money market funds ranged from 3.10% to 4.27% and from 3.70% to 4.27% at December 31, 1993 and 1992, respectively. Commercial paper, bankers' acceptances, bank borrowings and money market funds outstanding at December 31, 1993 and 1992 were classified as long-term debt. MAPCO has the ability and the intent, if necessary, under a bank credit agreement to refinance commercial paper, bankers' acceptances, bank borrowings and money market funds with long-term debt having maturities in excess of one year.

     MAPCO has a bank credit agreement for a line of credit of $300 million. The bank credit agreement provides for reduction of the total commitment in quarterly increments of $25 million commencing March 31, 1994 and continuing through December 31, 1996. Interest on borrowings under the bank credit agreement would be at rates generally less than the prime interest rate. MAPCO must pay a commitment fee to maintain the bank credit agreement. The bank credit agreement serves as a back-up for MAPCO's outstanding commercial paper, bankers' acceptances, bank borrowings and money market funds. To date, MAPCO has not borrowed under the bank credit agreement.

     The ESOP Notes' interest rate is subject to revision in the event there is a change in Internal Revenue Service regulations regarding taxability of the interest to the lenders. Effective January 1, 1993 the interest rate changed from 8.51% to 8.43%.

     MAPCO had $342.8 million of Medium Term Notes outstanding as of December 31, 1993. The Notes mature at various times through 2022 and bear interest at rates ranging from 7.00% to 8.87%. $10 million of previously issued Medium Term Notes matured during 1993.

     On August 10, 1993, the Company redeemed all the outstanding variable rate Mt. Vernon Economic Development Bonds due May 10, 2012 in the principal amount of $6.5 million plus accrued interest.

     In December 1993, Seminole Pipeline Company issued $75 million of 6.67% Senior Notes in the private placement market. These notes are payable at $15 million annually from 2001 through 2005.

     The scheduled amounts to be paid on long-term debt during the next five years are: 1994 -- $13 million, 1995 -- $31 million, 1996 -- $26 million,
1997 -- $31 million, and 1998 -- $36 million.

     Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two Natural Gas Liquids' subsidiaries to MAPCO. At December 31, 1993, $192 million of net assets were restricted by such provisions.

                                   MAPCO INC.

NOTE 5. INCOME TAXES

     MAPCO adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective January 1, 1993. This Statement supersedes SFAS No. 96, "Accounting for Income Taxes," which was adopted by the Company in 1987. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase 1993 net income by $.4 million.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability at December 31, 1993, are as follows (in millions):

        Deferred tax liabilities:
          Differences between book and tax basis of property................  $295.4
          Other.............................................................    19.2
                                                                              ------
                                                                               314.6
                                                                              ------
        Deferred tax assets:
          Accrued expenses not currently deductible.........................    30.2
          Reserves not currently deductible.................................    17.8
          Other.............................................................     7.6
                                                                              ------
                                                                                55.6
                                                                              ------
        Net deferred tax liability..........................................   259.0
        Net current deferred tax asset......................................    14.5
                                                                              ------
        Deferred income taxes...............................................  $273.5
                                                                              ------
                                                                              ------

     Income before provision for income taxes is substantially all derived from domestic operations. Significant components of the provision for income taxes are as follows (in millions):

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                            1993       1992       1991
                                                            -----      -----      -----
        Current:
          Federal.........................................  $58.0      $49.5      $46.1
          Enacted change in Federal tax rate..............    1.7
          State...........................................    2.3        4.6        5.3
                                                            -----      -----      -----
             Total current................................   62.0       54.1       51.4
                                                            -----      -----      -----
        Deferred:
          Federal.........................................    5.1       (9.8)       8.3
          Enacted change in Federal tax rate..............    6.9
          State...........................................     .5         .7       (3.9)
          Foreign.........................................                         (1.6)
                                                            -----      -----      -----
             Total deferred...............................   12.5       (9.1)       2.8
                                                            -----      -----      -----
        Provision for income taxes........................  $74.5      $45.0      $54.2
                                                            -----      -----      -----
                                                            -----      -----      -----

                                   MAPCO INC.

     A reconciliation of the statutory U.S. Federal income tax rate and MAPCO's effective income tax rate is as follows (in percents):

                                                               YEAR ENDED DECEMBER 31,
                                                               ------------------------
                                                               1993      1992      1991
                                                               ----      ----      ----
        Statutory rate.......................................  35.0      34.0      34.0
        Increase (decrease) resulting from:
          Excess of tax over book depletion..................  (3.1)     (4.0)     (4.2)
          State income taxes, net of Federal benefit.........   1.0       2.4        .5
          Deferred tax impact of change in the Federal tax
             rate............................................   3.4
          Other..............................................    .4      (1.3)      (.6)
                                                               ----      ----      ----
        Effective income tax rate............................  36.7      31.1      29.7
                                                               ----      ----      ----
                                                               ----      ----      ----

     At December 31, 1993, MAPCO had Federal income tax net operating loss and tax credit carryforwards of $7.0 million which expire in various years through 2003.

NOTE 6. STOCK RIGHTS

     Under a Rights Agreement (as amended in 1989), MAPCO has one Right outstanding for each outstanding share of MAPCO common stock. Under certain limited conditions as defined in the Rights Agreement, each Right entitles the registered holder to purchase from MAPCO one two-hundredth of a share of Series A Junior Participating Preferred Stock ("Preferred Stock") at $175 subject to adjustment. At December 31, 1993, there were 30.0 million Rights outstanding that, if exercised, would result in the issuance of 149,935 shares of Preferred Stock.

     The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement) which will occur upon the earlier of (i) ten days following a public announcement that an Acquiring Person (as defined in the Rights Agreement) has acquired beneficial ownership of 15% or more of MAPCO's outstanding common stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group owning 15% or more of MAPCO's outstanding common stock.

     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire MAPCO without conditioning the offer on a substantial number of Rights being acquired. Upon exercise and the occurrence of certain events as defined in the Rights Agreement, each holder of a Right, except the Acquiring Person, will have the right to receive MAPCO common stock or common stock of the acquiring company having a value equal to two times the exercise price of the Right.

     The Rights should not interfere with any merger or other business combination approved by MAPCO since the Board of Directors may, at its option, at any time prior to the close of business on the earlier of the tenth day following the Stock Acquisition Date (as defined in the Rights Agreement) or July 7, 1996, redeem all but not less than all of the then outstanding Rights at $.05 per Right. The Rights expire on July 7, 1996, and do not have voting power or dividend privileges.

NOTE 7. STOCK INCENTIVE PLANS

     Under the MAPCO Inc. 1989 Stock Incentive Plan (the "Plan"), stock options, stock appreciation rights, restricted stock, phantom stock and stock purchase rights may be issued to key employees. At December 31, 1993, only stock options and restricted stock had been awarded under the Plan. Each stock option entitles the holder to purchase from MAPCO one share of Common Stock at the option price, which is determined by the closing sales price of MAPCO Common Stock on the grant date. Options must be exercised within ten years from the date of the grant. One-third of the options granted in 1993 will vest under the Plan in 1997, one-third in 1998 and one-third in 1999.

                                   MAPCO INC.

     Options granted under the Plan contain a Replacement Option feature which is triggered when an optionee uses stock, rather than cash, to exercise an option. Upon exercise by an exchange of stock, Replacement Options are granted equal to the number of shares tendered for the exercise of the option plus the number of shares of stock withheld for income tax purposes. The exercise price per share for any Replacement Option is equal to the fair market value of a share of common stock on the date the Replacement Option is granted. A Replacement Option is not exercisable for at least six months from the grant date for those granted prior to January 22, 1992 and twelve months for those granted after January 22, 1992.

     In May 1992, MAPCO stockholders approved an amendment to the Plan which increased the number of gross shares (i.e., the number of shares issuable, including shares forfeited for tax withholding and shares surrendered to exercise an option) which may be issued under the Plan to 7 million; however, the maximum number of actual net shares which may be issued under the Plan remained at 2 million (plus a small number of shares from prior plans). The number of gross shares available for future grants under the Plan was 4,631,194 at December 31, 1993. The cumulative number of actual net shares issued under the Plan was 165,254 at December 31, 1993.

     A summary of employee stock option activity for options issued pursuant to the Plan and prior plans is as follows:

                                      NUMBER          EXERCISE         NUMBER          EXERCISE
                                    OUTSTANDING        PRICE         EXERCISABLE        PRICE
                                    -----------     -------------    -----------     -------------
    At December 31, 1990..........   1,381,051      $13.38-$46.50      355,541       $13.38-$44.25
      Granted.....................     662,404      $39.63-$63.63
      Exercised...................    (498,329)     $13.38-$42.00
      Canceled....................     (35,222)     $20.75-$45.38
                                    -----------     -------------    -----------     -------------
    At December 31, 1991..........   1,509,904      $18.94-$63.63      132,259       $18.94-$55.75
      Granted.....................     826,656      $52.88-$61.75
      Exercised...................    (621,704)     $18.94-$55.00
      Canceled....................     (89,855)     $27.69-$61.63
                                    -----------     -------------    -----------     -------------
    At December 31, 1992..........   1,625,001      $18.94-$63.63      269,475       $18.94-$63.63
      Granted.....................     653,191      $49.25-$64.25
      Exercised...................    (413,600)     $18.94-$60.13
      Canceled....................     (50,835)     $37.00-$61.63
                                    -----------     -------------    -----------     -------------
    At December 31, 1993..........   1,813,757      $18.94-$64.25      677,144       $18.94-$63.63
                                    -----------     -------------    -----------     -------------
                                    -----------     -------------    -----------     -------------

NOTE 8. SEGMENT INFORMATION

     MAPCO's operations are organized into three segments -- Natural Gas Liquids, Petroleum and Coal. Natural Gas Liquids includes the movement by pipeline of natural gas liquids, refined products, crude oil, and anhydrous ammonia, and includes the retail and wholesale marketing of natural gas liquids including propane, ethane, butane and natural gasolines, and fertilizer, and the operation of natural gas processing plants and underground storage facilities; Petroleum includes the refining of crude oil and refined petroleum products, the wholesale and retail marketing of refined petroleum products, the retail marketing of merchandise and deli fast food, and the trading of crude oil, NGLs and refined petroleum products; Coal includes the production and

                                   MAPCO INC.

marketing of coal. Intersegment sales and operating revenues are generally made at prevailing market prices. Segment information is as follows (in millions):

                                                                                       ADDITIONS
                      SALES AND OPERATING REVENUES                                        TO                          RANGE OF
               ------------------------------------------                              PROPERTY    DEPRECIATION     % RATES FOR
               UNAFFILIATED                                 OPERATING   IDENTIFIABLE   PLANT AND    DEPLETION &    DEPRECIATION/
                CUSTOMERS     INTERSEGMENT      TOTAL        PROFIT        ASSETS      EQUIPMENT   AMORTIZATION      DEPLETION
               ------------   ------------   ------------   ---------   ------------   ---------   -------------   --------------
Year Ended
  December 31,
  1993
Natural Gas
  Liquids......  $  426.3       $   38.9       $    465.2    $ 118.8      $  833.7      $  97.4        $32.5            1-33
Petroleum......   1,874.6          103.6          1,978.2      108.9         599.1         28.6         32.1            2-50
Coal...........     414.4                           414.4       46.9         428.2         17.4         29.6            4-50
Eliminations...                   (142.5)          (142.5)                     (.9)
               ------------   ------------   ------------   ---------   ------------   ---------       -----
    Total
   segments....   2,715.3                         2,715.3      274.6       1,860.1        143.4         94.2
General
  corporate....                                                (25.4)         80.7           .7          3.1            2-33
Interest and
  debt
  expense......                                                (46.5)
Other
income -- net..                                                   .2
               ------------   ------------   ------------   ---------   ------------   ---------       -----
                 $2,715.3                      $  2,715.3    $ 202.9      $1,940.8      $ 144.1        $97.3
               ------------   ------------   ------------   ---------   ------------   ---------       -----
               ------------   ------------   ------------   ---------   ------------   ---------       -----
Year Ended
  December 31,
  1992
Natural Gas
  Liquids......  $  416.7       $   36.8       $    453.5    $ 113.7      $  803.9      $ 139.9        $28.8            1-33
Petroleum......   1,940.5           87.5          2,028.0       73.9         618.6         37.8         32.0            2-50
Coal...........     429.6                           429.6       36.0         432.9         35.4         32.1            4-50
Eliminations...                   (124.3)          (124.3)                    (1.0)
               ------------   ------------   ------------   ---------   ------------   ---------       -----
    Total
   segments....   2,786.8                         2,786.8      223.6       1,854.4        213.1         92.9
General
  corporate....                                                (23.2)         57.3          1.7          3.6            2-33
Interest and
  debt
  expense......                                                (54.4)
Other
income -- net..                                                 (1.4)
               ------------   ------------   ------------   ---------   ------------   ---------       -----
                 $2,786.8                      $  2,786.8    $ 144.6      $1,911.7      $ 214.8        $96.5
               ------------   ------------   ------------   ---------   ------------   ---------       -----
               ------------   ------------   ------------   ---------   ------------   ---------       -----
Year Ended
  December 31,
  1991
Natural Gas
  Liquids......  $  374.6       $   34.5       $    409.1    $ 140.5      $  661.0      $  52.5        $26.4            1-33
Petroleum......   1,968.6           64.9          2,033.5       63.6         537.3         61.3         31.5            2-50
Coal...........     439.6                           439.6       54.6         431.5         20.4         30.0            4-50
Eliminations...                    (99.4)           (99.4)                    (1.0)
               ------------   ------------   ------------   ---------   ------------   ---------       -----
    Total
   segments....   2,782.8                         2,782.8      258.7       1,628.8        134.2         87.9
General
  corporate....                                                (22.5)         73.5          1.3          3.2            2-33
Interest and
  debt
  expense......                                                (57.1)
Other
expense -- net.                                                  3.5
               ------------   ------------   ------------   ---------   ------------   ---------       -----
                 $2,782.8                      $  2,782.8    $ 182.6      $1,702.3      $ 135.5        $91.1
               ------------   ------------   ------------   ---------   ------------   ---------       -----
               ------------   ------------   ------------   ---------   ------------   ---------       -----

     In 1992, MAPCO resegmented its operations from four segments into three by combining certain operating units of the previous Gas Products and Transportation segments, creating the Natural Gas Liquids segment. The resegmentation also involved combining certain operating units of Gas Products into the Petroleum segment. All prior year amounts have been restated to reflect the resegmentation.

                                   MAPCO INC.

NOTE 9. EMPLOYEE BENEFIT PLANS

     MAPCO has two defined benefit plans covering substantially all employees. One of the plans is the MAPCO Inc. and Subsidiaries Pension Plan which has two separate benefit structures. The benefit formula for the MAPCO Inc. and subsidiaries (except Coal) structure is a step rate plan formula based on final average pay and years of service, while the benefit formula for the Coal structure is a flat dollar unit formula based on years of service. The second plan, for employees of South Atlantic Coal Company, has a career average pay formula based on years of service. MAPCO's funding policy for both of these plans is to make the minimum annual contributions required by the Employee Retirement Income Security Act. No contributions were required for 1993 due to the current favorable funded status of these plans. The assets in these plans are primarily comprised of equity securities, but also include fixed income securities, guaranteed investment contracts and equity real estate investments.

     Net periodic pension income from MAPCO's defined benefit pension plans includes the following components (in millions):

                                                                  YEAR ENDED DECEMBER 31,
                                                                 --------------------------
                                                                  1993      1992      1991
                                                                 ------     -----     -----
    Service Cost.............................................    $ (5.4)    $(5.0)    $(4.6)
    Interest cost on projected benefit obligation............      (9.8)     (8.8)     (8.4)
    Actual return on plan assets.............................      27.6      13.0      18.0
    Net amortization and deferral............................     (11.3)      2.8      (2.8)
                                                                 ------     -----     -----
    Net periodic pension income..............................    $  1.1     $ 2.0     $ 2.2
                                                                 ------     -----     -----
                                                                 ------     -----     -----

     The funded status of MAPCO's defined benefit pension plans and the amounts recognized in MAPCO's Consolidated Balance Sheets are as follows (in millions):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1993        1992
                                                                       -------     -------
    Vested benefit obligation......................................    $(119.3)    $ (93.3)
                                                                       -------     -------
                                                                       -------     -------
    Accumulated benefit obligation.................................    $(126.6)    $ (99.7)
                                                                       -------     -------
                                                                       -------     -------
    Projected benefit obligation...................................    $(143.3)    $(115.2)
    Plan assets at fair value......................................      158.0       134.9
                                                                       -------     -------
    Plan assets in excess of projected benefit obligation..........       14.7        19.7
    Unrecognized net actuarial loss................................       18.3        15.0
    Unrecognized prior service cost................................        5.6         6.4
    Remaining unrecognized net asset existing at date of initial
      application..................................................      (10.7)      (14.3)
                                                                       -------     -------
    Prepaid pension cost...........................................    $  27.9     $  26.8
                                                                       -------     -------
                                                                       -------     -------

     The rates used in determining the funded status of the two pension plans on December 31, 1993 are as follows:

                                                                                    SOUTH
                                                                    MAPCO INC.     ATLANTIC
                                                                       AND          COAL
                                                                    SUBSIDIARIES   COMPANY
                                                                    ----------     -------
    Discount rate...............................................        7.5%          7.5%
    Rate of increase in compensation............................        5.0%          4.0%
    Long-term rate of return on plan assets.....................       10.0%         10.0%

                                   MAPCO INC.

     The rates used in determining pension income for the two pension plans for the years 1993 and 1992 and the funded status of the plans on December 31, 1992 are as follows:

                                                                                    SOUTH
                                                                    MAPCO INC.     ATLANTIC
                                                                       AND          COAL
                                                                    SUBSIDIARIES   COMPANY
                                                                    ----------     -------
    Discount rate...............................................        8.5%          8.5%
    Rate of increase in compensation............................        6.0%          4.0%
    Long-term rate of return on plan assets.....................       10.0%         10.0%

     The rates used in determining pension income for the two pension plans for 1991 are as follows:

                                                                                    SOUTH
                                                                    MAPCO INC.     ATLANTIC
                                                                       AND          COAL
                                                                    SUBSIDIARIES   COMPANY
                                                                    ----------     -------
    Discount rate...............................................        9.0%          9.0%
    Rate of increase in compensation............................        7.0%          4.0%
    Long-term rate of return on plan assets.....................       10.0%         10.0%

     The excess of the assets in the MAPCO Pension Plan over the projected benefit obligation at the date MAPCO changed its method of accounting for its pension plan is being amortized on a straight line basis over the average remaining service period of plan participants.

     The Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") imposed obligations for certain retiree medical costs on MAPCO. The undiscounted liability at December 31, 1993, relative to MAPCO's obligations under the Coal Act was $25.2 million. The expected payments under the Coal Act are $.3 million in 1994, $.3 million in 1995, $.4 million in 1996, $.4 million in 1997, $.4 million in 1998 and $23.4 million thereafter. MAPCO's liability relative to the Coal Act as of December 31, 1993, was $5.8 million. The difference between the expected aggregate undiscounted liability of $25.2 million and the liability reflected in the financial statements is the result of discounting the expected payments, which span more than 35 years.

     Effective December 31, 1993, MAPCO terminated its Retiree Group Health Plan (the "Retiree Plan"), which was entirely funded by participants' contributions. MAPCO did not incur any material liabilities by terminating the Retiree Plan.

     MAPCO has an ESOP that includes substantially all employees through voluntary participation. Allocation of the MAPCO common stock held by the ESOP to individual employees is based on the employee's eligible contribution to the ESOP and the number of shares of common stock available for allocation. The common stock available for allocation will be released in quarterly installments over the term of the ESOP's loan from MAPCO.

     MAPCO's cash contributions to the ESOP will equal the ESOP's principal and interest payments on its loan from MAPCO reduced by the dividends the ESOP receives on the MAPCO common stock held by the ESOP. Dividends of $2.5 million in 1993 and $2.4 million in both 1992 and 1991 on the MAPCO common stock owned by the ESOP were used for debt service. MAPCO made cash contributions to the ESOP of $7.8 million in 1993 and $8.0 million in both 1992 and 1991. MAPCO recognized compensation expense in connection with the ESOP of $1.7 million, $1.5 million and $1.2 million and interest expense of $6.1 million, $6.5 million and $6.8 million in 1993, 1992 and 1991, respectively.

                                   MAPCO INC.

NOTE 10. COMMITMENTS AND CONTINGENCIES

     MAPCO leases land, buildings and equipment under lease agreements which provide for the payment of both minimum and contingent rentals. The annual rental expense under operating leases is not significant to MAPCO's results of operations.

     Future minimum payments under operating leases are $118 million in total and during the next five years are: 1994 -- $15 million, 1995 -- $14 million, 1996 -- $12 million, 1997 -- $11 million and 1998 -- $10 million.

STATE ROYALTY OIL CLAIM

     The refining and marketing arm of the Company, MAPCO Petroleum Inc., operates a refinery in Alaska through its subsidiary, MAPCO Alaska Petroleum Inc. ("MAPI"). Since 1978, MAPI (and/or its predecessor) has had long-term agreements with the State of Alaska (the "State") to purchase royalty oil from the State at prices linked to amounts payable by North Slope oil producers in satisfaction of their royalty obligations to the State. In 1977, the State commenced suit against the producers (in an action entitled State of Alaska v. Amerada Hess, et al.) alleging that they incorrectly calculated their royalty payments.

     As of April 1992, the State had settled its royalty oil claims against all of the producers. On the basis of these settlements, the State billed MAPI for retroactive increases in the prices paid by MAPI under all four of its royalty oil purchase agreements. The State's claim against MAPI is based upon the difference between the volume weighted average paid by the producers and the revised royalty values adopted by the State. MAPI has been paying the State under a contractual pricing formula which resulted in prices in excess of the volume weighted average of the producers' past royalty reports.

     On August 28, 1992, MAPI commenced suit against the State in an Anchorage State Court seeking a declaratory judgment that MAPI is not liable to the State for any retroactive price increase under its primary royalty oil purchase agreement (the "1978 Agreement"). That same date, MAPI invoked the arbitration provision of the agreement under which it had purchased the second largest amount of State royalty oil (the "1977 Agreement"), again seeking a determination that it is not liable for any retroactive price increase. On February 5, 1993, MAPI filed suit in Anchorage State Court as to the remaining two agreements (the "1984 and 1985 Agreements").

     The State's claim, based upon invoices submitted to MAPI on October 1, 1992, is comprised of claims for retroactive price adjustments (including interest through varying dates in October 1992) of $98 million, $9.2 million, $2.9 million and $6.4 million under the 1978, 1977, and 1984 and 1985 Agreements, respectively. In addition, MAPI could be responsible for interest subsequent to the billing dates.

     MAPI is the only royalty-in-kind purchaser that has not settled the State's retroactive billing claims. The Company believes that it has defenses of considerable merit as to the State's claims and is vigorously litigating all pending disputes, but is not able to predict the ultimate outcome at this time. The Company has accrued an estimate of certain amounts, including legal fees, which it may incur in connection with the final resolution of these matters; however, a resolution unfavorable to the Company could result in material liabilities which have not been reflected in the accompanying consolidated financial statements.

TEXAS EXPLOSION LITIGATION

     On April 7, 1992, a liquefied petroleum gas ("LPG") explosion occurred near an underground salt dome storage facility located near Brenham, Texas and owned by an affiliate of the Company, Seminole Pipeline Company ("Seminole"). The matter was investigated by the National Transportation Safety Board ("NTSB") who determined in a Pipeline Accident Report that the explosion was the result of overfilling the storage facility and that the probable cause was the failure of MAPCO Natural Gas Liquids Inc. ("MNGL")

                                   MAPCO INC.

to incorporate fail-safe features in the facility's wellhead safety system. The NTSB report further stated that (i) the cause of the overfilling was the inadequacy of procedures for managing cavern storage, (ii) contributing to the accident was the lack of federal and state regulations governing the design and operation of underground storage systems and (iii) contributing to the severity of the accident were inadequate emergency response procedures.

     As a result of the investigation, the NTSB issued safety recommendations to the Department of Transportation, the Research and Special Programs Administration, MNGL, the State of Texas Department of Public Safety, Washington County, the American Petroleum Institute, the American Gas Association and the International Association of Fire Chiefs.

     Seminole has responded to the NTSB's safety recommendations. The response states that Seminole believes it has accomplished or is in the process of accomplishing all of the NTSB recommendations. In addition, the response seeks to clarify that it is Seminole, not MNGL, that is the owner and operator of the facility, that Mid-America Pipeline Company ("Mid-America"), a subsidiary of MNGL, is the contractor for the operator, and that the report contains mistaken conclusions as to fault of one Mid-America employee.

     The incident has also been investigated by the Texas Railroad Commission (the "Commission"). In its investigation summary dated June 18, 1992, the Commission stated that the probable cause of the incident was the overfilling of the storage facility resulting in the escape of LPG which was subsequently ignited by an unknown source, but that it would not issue a final report on its investigation until all of the data had been received and analyzed.

     The Company, as well as Seminole, Mid-America and other non-MAPCO entities have been named as defendants in civil actions filed in state district courts in Texas. During the first quarter of 1993, the Company received reimbursements from its insurers for settlements which disposed of all the death claims and substantially all of the serious injury claims resulting from the incident. The settlements resulted in an insurance premium penalty to the Company in 1992 of approximately $19.6 million to be paid over a seven-year period beginning in 1993. The Company believes that complete resolution of this matter by litigation or settlement, after reimbursement of insurance coverage, will not have a material adverse effect on the Company's business, results of operations or consolidated financial position.

GENERAL LITIGATION

     The Company and its subsidiaries are involved in various other lawsuits, claims and regulatory proceedings incidental to their businesses. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

                                   MAPCO INC.

          Cash and cash equivalents, receivables and accounts payable: The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, receivables and accounts payable approximate their fair value.

          Advance royalties: The fair value of the Company's advance royalty payments, which represents royalty payments paid in advance of mining by a subsidiary of the Company and recovered as actual mining takes place, is estimated based on discounted cash flow analyses using the Company's incremental borrowing rate as the discount rate.

          Long and short-term debt: The carrying amounts of commercial paper and other variable-rate debt instruments approximate their fair value. The fair values of fixed-rate long-term debt are estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

          Retiree medical payments and supplemental benefits: The carrying amounts reported in the consolidated balance sheets for retiree medical payments and supplemental benefits approximate their fair value.

          Insurance accruals: The fair value of the insurance accruals, which represent contractual obligations to pay cash in the future, is estimated based on a discounted cash flow analyses using the Company's incremental borrowing rate as the discount rate.

     The carrying amounts and fair values of the Company's and its subsidiaries' financial instruments at December 31, 1993 and 1992, are as follows (in millions):

                                                            1993                    1992
                                                     -------------------     -------------------
                                                     CARRYING      FAIR      CARRYING      FAIR
                                                      AMOUNT      VALUE       AMOUNT      VALUE
                                                     --------     ------     --------     ------
    Cash and cash equivalents......................   $ 69.8      $ 69.8      $ 55.7      $ 55.7
    Receivables (less allowance for doubtful
      accounts)....................................    228.8       228.8       236.2       236.2
    Long-term receivables..........................      6.9         6.9         5.2         5.2
    Advance royalties..............................     43.0        28.0        45.2        27.5
    Accounts payable...............................    247.1       247.1       266.9       266.9
    Long and short-term debt.......................    598.3       640.2       684.0       686.2
    Retiree medical benefits.......................      5.8         5.8         5.6         5.6
    Supplemental benefits..........................      8.2         8.2         7.6         7.6
    Insurance accruals.............................     34.6        32.2        39.1        35.3

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1993 and 1992. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

     The assumed incremental borrowing rates used to determine fair value are provided below. Different rates were used to match the incremental borrowing rates associated with the various maturities of the financial instruments.

        Advanced royalties --  5.9%
        Long-term debt --      7.0% to 7.81%
        Insurance accruals --  6.5%

                                   MAPCO INC.

NOTE 12. ENVIRONMENTAL MATTERS

     Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Environmental liabilities are determined without consideration of possible recoveries from third parties and are recorded independently of any potential claim for recovery, except in cases where reimbursements of remediation costs are available from state funds and the realization of those funds is considered probable. Accruals related to environmental matters are generally determined based on site-specific plans for remediation, taking into account prior remediation experience of MAPCO and other companies. Environmental liabilities are discounted only if the aggregate obligation of a specific matter and the amount and timing of the related cash payments are fixed or reliably determinable. The effect of discounting environmental liabilities is not material to MAPCO's financial statements.

     Estimated liabilities for environmental costs, primarily in the Petroleum segment, at December 31, 1993 and 1992 were $33.7 million and $34.3 million, respectively. Offsetting these amounts are $20.3 million and $21.6 million, respectively, which have been recognized as recoverable from state funds in connection with laws requiring reimbursement by the states of certain expenses associated with underground storage tank failures and repairs.

NOTE 13. SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

                                                                       QUARTER
                                                    ----------------------------------------------
                                                       1            2            3            4
                                                    -------      -------      -------      -------
                                                      (DOLLARS IN MILLIONS EXPECT PER SHARE DATE)
1993
     Sales and operating revenues.................  $ 691.7      $ 663.3      $ 665.6      $ 694.7
     Operating profit.............................  $  63.0      $  65.6      $  73.4      $  72.6
     Net income...................................  $  33.9      $  31.3      $  26.9      $  34.9
     Earnings per share...........................  $  1.13      $  1.04      $   .90      $  1.17
1992
     Sales and operating revenues.................  $ 669.1      $ 674.9      $ 703.7      $ 739.1
     Operating profit.............................  $  69.5      $  56.3      $  60.8      $  37.0
     Net income...................................  $  34.7      $  23.2      $  30.8      $  12.0
     Earnings per share...........................  $  1.16      $   .78      $  1.03      $   .40

     In the fourth quarter of 1992, net income was reduced by approximately $21 million primarily from charges associated with: an insurance premium penalty made in connection with claims arising from the Brenham explosion; liabilities imposed by the Coal Industry Retiree Health Benefit Act of 1992; the realignment and consolidation of certain business lines, and anticipated divestiture of non-strategic assets; and environmental and litigation issues.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                    1993       1992       1991
                                                                   ------     ------     ------
                                                                       (DOLLARS IN MILLIONS)
Expenses:
  Selling, general and administrative............................  $ 14.5     $ 17.0     $ 19.8
  Depreciation and amortization..................................     3.1        3.6        3.2
  Interest and debt expense......................................    40.0       46.6       48.2
  Other income -- net............................................   (10.7)      (9.1)      (3.0)
                                                                   ------     ------     ------
Loss Before Provision for Income Taxes...........................   (46.9)     (58.1)     (68.2)
Provision for Income Taxes.......................................    15.8       23.9       22.8
Equity in Net Income of Subsidiaries.............................   158.1      134.9      171.3
                                                                   ------     ------     ------
Net Income.......................................................  $127.0     $100.7     $125.9
                                                                   ------     ------     ------
                                                                   ------     ------     ------

                  See notes to condensed financial statements.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE III-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                             DECEMBER 31,
                                                                          -------------------
                                                                           1993        1992
                                                                          -------     -------
                                                                         (DOLLARS IN MILLIONS)
                                           ASSETS
Current Assets:
  Cash and cash equivalents.............................................  $  52.1     $  24.5
  Receivables...........................................................       .5          .1
  Prepaid expenses and other............................................      5.6         3.6
                                                                          -------     -------
          Total current assets..........................................     58.2        28.2
                                                                          -------     -------
Property, Plant and Equipment, at cost..................................     13.3        15.3
                                                                          -------     -------
Other Assets:
  Receivables from and investments in subsidiaries......................    982.8     1,066.5
  Other assets..........................................................      4.5         1.5
                                                                          -------     -------
          Total other assets............................................    987.3     1,068.0
                                                                          -------     -------
                                                                         $1,058.8    $1,111.5
                                                                          -------     -------
                                                                          -------     -------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt..................................  $  12.6     $  14.2
  Accounts payable......................................................     22.0        20.6
  Other current liabilities.............................................     16.7        22.7
                                                                          -------     -------
          Total current liabilities.....................................     51.3        57.5
                                                                          -------     -------
Long-Term Debt, excluding current maturities............................    418.4       570.5
                                                                          -------     -------
Other Liabilities.......................................................     15.0         7.9
                                                                          -------     -------
Deferred Income Taxes...................................................      (.2)       (1.9)
                                                                          -------     -------
Stockholders' Equity:
  Common stock..........................................................     62.7        62.6
  Capital in excess of par value........................................    200.0       199.0
  Retained earnings.....................................................  1,306.7     1,209.1
                                                                          -------     -------
                                                                          1,569.4     1,470.7
  Treasury Stock, at cost...............................................   (926.9)     (920.7)
  Loan to ESOP..........................................................    (68.2)      (72.5)
                                                                          -------     -------
                                                                            574.3       477.5
                                                                          -------     -------
                                                                         $1,058.8    $1,111.5
                                                                          -------     -------
                                                                          -------     -------

                  See notes to condensed financial statements.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1993        1992        1991
                                                                -------     -------     -------
                                                                (DOLLARS IN MILLIONS)
Cash Flows from Operating Activities:
  Net income..................................................  $ 127.0     $ 100.7     $ 125.9
  Reconciliation of net income to cash provided
     by operating activities:
     Depreciation and amortization............................      3.1         3.6         3.2
     Provision for deferred income taxes......................     (1.2)       (1.9)        2.4
     Equity in net income of subsidiaries.....................   (158.1)     (134.9)     (171.3)
     Other items not requiring cash...........................      1.3         2.5         2.0
     Changes in operating assets and liabilities..............     (3.0)        1.8       (22.8)
                                                                -------     -------     -------
          Net cash used in operating activities...............    (30.9)      (28.2)      (60.6)
                                                                -------     -------     -------
Cash Flows from Investing Activities:
  Capital expenditures........................................      (.6)        4.4        (2.1)
  Reissues of treasury stock..................................       --          --         2.0
  Proceeds from sales of property, plant and equipment........      1.4          --          --
  Decrease in investments.....................................       --          --         2.1
  Other.......................................................       --          --          .1
  Accounts with subsidiaries..................................    241.8        37.3       102.2
                                                                -------     -------     -------
          Net cash provided by investing activities...........    242.6        41.7       104.3
                                                                -------     -------     -------
Cash Flows from Financing Activities:
  Purchase of common stock....................................     (6.2)      (16.5)      (20.2)
  Decrease in borrowings......................................   (139.5)      (67.8)     (137.1)
  Dividends...................................................    (30.0)      (29.9)      (30.0)
  Issuance of long-term debt..................................       --       154.8       198.0
  Payments on long-term debt..................................    (10.0)      (67.4)      (72.1)
  Exercise of stock options...................................      1.0          .4          .9
  Other.......................................................       .6        (1.4)        2.2
                                                                -------     -------     -------
          Net cash used in financing activities...............   (184.1)      (27.8)      (58.3)
                                                                -------     -------     -------
Increase (Decrease) in Cash and Cash Equivalents..............     27.6       (14.3)      (14.6)
Cash and Cash Equivalents, January 1,.........................     24.5        38.8        53.4
                                                                -------     -------     -------
Cash and Cash Equivalents, December 31,.......................  $  52.1     $  24.5     $  38.8
                                                                -------     -------     -------
                                                                -------     -------     -------

                  See notes to condensed financial statements.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

     Consolidation -- The financial statements of MAPCO Inc. reflect the investment in subsidiaries using the equity method.

     Statements of Cash Flow -- MAPCO Inc. made cash payments for interest of $41.3 million, $48.2 million and $52.6 million in 1993, 1992 and 1991, respectively.

     Income Taxes -- MAPCO Inc. files a consolidated Federal income tax return with its subsidiaries. Members of the consolidated group are allocated income tax expense or benefit based upon their results as reflected in the consolidated Federal income tax return.

NOTE 2. CONSOLIDATED FINANCIAL STATEMENTS

     Reference is made to the Consolidated Financial Statements and related notes of MAPCO Inc. and subsidiaries for additional information.

NOTE 3. DEBT AND GUARANTEES

     Information on the long-term debt of MAPCO Inc. is disclosed in Note 4 to the Consolidated Financial Statements. MAPCO Inc. has guaranteed certain trade payable obligations and performance guarantees arising in the ordinary course of business. The scheduled amounts to be paid on long-term debt during the next five years are: 1994 -- $12.6 million, 1995 -- $31.0 million, 1996 -- $25.4 million, 1997 -- $30.9 million, and 1998 -- $36.4 million.

NOTE 4. DIVIDENDS RECEIVED

     Subsidiaries of MAPCO Inc. do not make formal cash dividend declarations and distributions to the parent. MAPCO Inc. receives and disburses cash on behalf of its subsidiaries. Any restrictions in debt agreements on the transfer of cash to MAPCO Inc. by its subsidiaries did not have any impact during 1993, 1992 or 1991.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                                 (IN MILLIONS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

           COLUMN A              COLUMN B       COLUMN C       COLUMN D           COLUMN E        COLUMN F
- ------------------------------  ----------      --------      -----------      ---------------   ----------
                                BALANCE AT                                      OTHER CHANGES    BALANCE AT
                                BEGINNING       ADDITIONS                      ---------------      END
        CLASSIFICATION          OF PERIOD       AT COST       RETIREMENTS       ADD     DEDUCT   OF PERIOD
- ------------------------------  ----------      --------      -----------      -----    ------   ----------
Year Ended December 31, 1993
  Natural Gas Liquids.........   $1,093.3        $ 97.4(2)       $20.4(3)      $         $        $1,170.3
  Petroleum...................      543.8          28.6            6.1                               566.3
  Coal........................      573.1          17.4           19.3(4)                            571.2
  Corporate...................       33.6            .7             .3                                34.0
                                ----------      --------      -----------      -----    ------   ----------
          Total...............   $2,243.8        $144.1          $46.1         $         $        $2,341.8
                                ----------      --------      -----------      -----    ------   ----------
                                ----------      --------      -----------      -----    ------   ----------
Year Ended December 31, 1992
  Natural Gas Liquids.........   $  959.4        $139.9(2)       $ 6.0         $         $        $1,093.3
  Petroleum...................      521.6          37.8           15.6                               543.8
  Coal........................      567.0          35.4           29.3(5)                            573.1
  Corporate...................       32.0           1.7             .1                                33.6
                                ----------      --------      -----------      -----    ------   ----------
          Total...............   $2,080.0        $214.8          $51.0         $         $        $2,243.8
                                ----------      --------      -----------      -----    ------   ----------
                                ----------      --------      -----------      -----    ------   ----------
Year Ended December 31, 1991
  Natural Gas Liquids.........   $  912.2        $ 52.5(6)       $ 5.3         $         $        $  959.4
  Petroleum...................      501.8          61.3(7)        41.5(8)                            521.6
  Coal........................      549.9          20.4            3.3                               567.0
  Corporate...................       30.7           1.3             --                                32.0
                                ----------      --------      -----------      -----    ------   ----------
          Total...............   $1,994.6        $135.5          $50.1         $         $        $2,080.0
                                ----------      --------      -----------      -----    ------   ----------
                                ----------      --------      -----------      -----    ------   ----------

- ---------------

(1) Depreciation and depletion methods and rates are disclosed in Notes 1 and 8 respectively, of the notes to the Consolidated Financial Statements on pages F-6 through F-14.

(2) Primarily includes the expansion of the Seminole Pipeline Company and retail plant acquisitions.

(3) Primarily consists of the sale of retail propane plants.

(4) Primarily consists of scrapped continuous miners from the Pontiki mine and the retirement of the old longwall shields and conveyor and stageloader equipment at the Mettiki mine.

(5) Primarily consists of scrapped equipment from the Mettiki mine.

(6) In January 1991, MAPCO acquired an additional 10% interest in the common stock of Seminole Pipeline Company for $14.8 million, bringing its ownership interest to 80%.

(7) Primarily includes expansion of the Memphis Refinery.

(8) Primarily consists of the sale of foreign properties and convenience stores.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

      SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                                 (IN MILLIONS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                COLUMN A                   COLUMN B     COLUMN C     COLUMN D           COLUMN E          COLUMN F
- ----------------------------------------  ----------   ----------   -----------   --------------------   ----------
                                                       ADDITIONS
                                          BALANCE AT   CHARGED TO                    OTHER CHARGES       BALANCE AT
                                          BEGINNING    COSTS AND                  --------------------      END
              DESCRIPTION                 OF PERIOD     EXPENSES    RETIREMENTS       ADD       DEDUCT   OF PERIOD
- ----------------------------------------  ----------   ----------   -----------   -----------   ------   ----------
Year Ended December 31, 1993
  Natural Gas Liquids...................    $398.2       $ 31.0        $ 8.0                               $421.2
  Petroleum.............................     214.1         29.2          4.0                                239.3
  Coal..................................     282.8         29.6         19.1                                293.3
  Corporate.............................      18.3          2.7           .3                                 20.7
                                          ----------   ----------   -----------   -----------   ------   ----------
          Total.........................    $913.4       $ 92.5        $31.4         $           $         $974.5
                                          ----------   ----------   -----------   -----------   ------   ----------
                                          ----------   ----------   -----------   -----------   ------   ----------
Year Ended December 31, 1992
  Natural Gas Liquids...................    $376.3       $ 27.5        $ 5.6                               $398.2
  Petroleum.............................     196.2         28.8         10.9                                214.1
  Coal..................................     279.7         32.1         29.0                                282.8
  Corporate.............................      15.8          2.6           .1                                 18.3
                                          ----------   ----------   -----------   -----------   ------   ----------
          Total.........................    $868.0       $ 91.0        $45.6         $           $         $913.4
                                          ----------   ----------   -----------   -----------   ------   ----------
                                          ----------   ----------   -----------   -----------   ------   ----------
Year Ended December 31, 1991
  Natural Gas Liquids...................    $355.8       $ 25.5        $ 5.0                               $376.3
  Petroleum.............................     199.0         28.4         31.2                                196.2
  Coal..................................     252.9         30.0          3.2                                279.7
  Corporate.............................      13.3          2.5                                              15.8
                                          ----------   ----------   -----------   -----------   ------   ----------
          Total.........................    $821.0       $ 86.4        $39.4         $           $         $868.0
                                          ----------   ----------   -----------   -----------   ------   ----------
                                          ----------   ----------   -----------   -----------   ------   ----------

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                          COLUMN C
                                                  -------------------------
            COLUMN A                COLUMN B              ADDITIONS               COLUMN D         COLUMN E
- ---------------------------------  ----------     -------------------------     -------------     ----------
                                   BALANCE AT     CHARGED TO     CHARGED TO                       BALANCE AT
                                   BEGINNING      COSTS AND        OTHER                            END OF
           DESCRIPTION             OF PERIOD       EXPENSES       ACCOUNTS      DEDUCTIONS(1)       PERIOD
- ---------------------------------  ----------     ----------     ----------     -------------     ----------
Year Ended December 31, 1993
  Allowance for doubtful
     accounts -- Receivables.....     $3.0           $1.3          $                $ 1.0            $3.3
                                     -----          -----        ----------         -----           -----
                                     -----          -----        ----------         -----           -----
  Allowance for doubtful
     accounts -- Other assets....     $1.9           $             $                $ 1.9            $
                                     -----          -----        ----------         -----           -----
                                     -----          -----        ----------         -----           -----
Year Ended December 31, 1992
  Allowance for doubtful
     accounts -- Receivables.....     $1.9           $2.8          $                $ 1.7            $3.0
                                     -----          -----        ----------         -----           -----
                                     -----          -----        ----------         -----           -----
  Allowance for doubtful
     accounts -- Other Assets....     $1.9           $             $                $                $1.9
                                     -----          -----        ----------         -----           -----
                                     -----          -----        ----------         -----           -----
Year ended December 31, 1991
  Allowance for doubtful
     accounts -- Receivables.....     $1.8           $1.2          $ (.1)           $ 1.0            $1.9
                                     -----          -----        ----------         -----           -----
                                     -----          -----        ----------         -----           -----
  Allowance for doubtful
     accounts -- Other assets....     $ .9           $1.0          $                $                $1.9
                                     -----          -----        ----------         -----           -----
                                     -----          -----        ----------         -----           -----

- ---------------

(1) Bad debts written off, less recoveries (net).

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN MILLIONS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           COLUMN A                                          COLUMN B
- ---------------------------------------------------------------    ----------------------------
                                                                       CHARGED TO COSTS AND
                                                                             EXPENSES
                                                                   ----------------------------
                             ITEM                                   1993       1992       1991
- ---------------------------------------------------------------    ------     ------     ------
Maintenance and repairs........................................    $ 58.2     $ 78.9     $ 84.7
                                                                   ------     ------     ------
                                                                   ------     ------     ------
Depreciation and amortization of intangible assets.............       (1)        (1)        (1)
                                                                   ------     ------     ------
                                                                   ------     ------     ------
Taxes, other than payroll and income taxes:
  Consumer excise taxes........................................    $148.7     $146.5     $140.3
  Property and other taxes.....................................      55.3       56.2       52.6
                                                                   ------     ------     ------
                                                                   $204.0     $202.7     $192.9
                                                                   ------     ------     ------
                                                                   ------     ------     ------
Royalties......................................................       (1)        (1)        (1)
                                                                   ------     ------     ------
                                                                   ------     ------     ------
Advertising....................................................       (1)        (1)        (1)
                                                                   ------     ------     ------
                                                                   ------     ------     ------

- ---------------

(1) Less than 1% of sales and operating revenues.

                               INDEX TO EXHIBITS



                                                                                                          Page
                                                                                                          ----
10.(k)   --Amendment effective December 31, 1993, to Supplemental Retirement Agreement as amended and restated, effective December 1, 1984, between MAPCO Inc. and Robert M. Howe  . . . . . . . .

10.(n)   --MAPCO Inc. Supplemental Executive Retirement Plan effective January 1, 1986  . . . . . . . . .

10.(q)   --MAPCO Inc. Long-Term Investment Savings Plan, effective January 1, 1994  . . . . . . . . . . .

10.(r)   --MAPCO Inc. Long-Term Investment Savings Trust, effective January 10, 1994  . . . . . . . . . .

11.      --Statement re: Computation of Per Share Earnings  . . . . . . . . . . . . . . . . . . . . . . .

12.      --Computation of Ratio of Earnings to Fixed Charges  . . . . . . . . . . . . . . . . . . . . . .

21.      --List of Subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

23.      --Independent Auditors' Consent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .