Form 10-Q
period 1994-03-31
MAPCO INC
filed 1994-05-13
CIK 62142

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  March 31, 1994
                               -------------------------------------------------


                             --------------------


Commission file number      1-5254
                       ----------------


                                  MAPCO INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                  Delaware                                73-0705739
- - --------------------------------------------  ---------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)



1800 South Baltimore Avenue, Tulsa, Oklahoma                74119
- - --------------------------------------------  ---------------------------------
  (Address of principal executive offices)                (Zip Code)



                                (918) 581-1800
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



                                  No Changes
- - --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changes since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing
         requirements for the past 90 days.  Yes  X  .  No     .
                                                -----     -----

         On May 9, 1994, 29,983,635 shares of MAPCO Inc. Common Stock, $1 par value, were outstanding.


                                                This report contains 102 pages





                                    1 of 102

                                   MAPCO Inc.

                                     Index


                                                               Page Number
                                                               -----------
PART I.   Financial Information:

     Condensed Consolidated Statements of Income
     for the three months ended March 31, 1994
     and 1993                                                       3

     Condensed Consolidated Balance Sheets,
     March 31, 1994 and December 31, 1993                           4

     Condensed Consolidated Statements of Cash
     Flows for the three months ended March 31,
     1994 and 1993                                                  5

     Notes to Condensed Consolidated Financial
     Statements                                                   6 - 10

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations               11 - 15

PART II.  Other Information                                        16

     List of Exhibits                                              16

     Signatures                                                    17

Index to Exhibits                                                  18





                                    2 of 102

                                     PART I
                             FINANCIAL INFORMATION
                                   MAPCO INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         Dollars and Shares in Millions
                            except per share amounts
                                  (Unaudited)

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                              -------------------------------
                                                                                1994                   1993
                                                                              --------               --------
Sales and Operating Revenues (1)                                              $   692.1              $  691.7
                                                                              ---------              --------

Expenses:
  Outside purchases and operating expenses(1)                                     576.5                 593.1
  Selling, general and administrative                                              16.9                  16.1
  Depreciation, depletion and amortization                                         24.4                  23.6
  Interest and debt expense                                                        12.3                  10.3
  Other income - net                                                               (1.4)                  (.5)
                                                                              ---------              --------
                                                                                  628.7                 642.6
                                                                              ---------              --------

Income Before Provision for
  Income Taxes                                                                     63.4                  49.1
                                                                              ---------              --------

Provision for Income Taxes:
  Current                                                                          19.3                  14.3
  Deferred                                                                          2.4                    .6
                                                                              ---------              --------
                                                                                   21.7                  14.9
                                                                              ---------              --------

Income Before Minority Interest                                                    41.7                  34.2
Minority Interest in Earnings of Subsidiary                                         (.3)                  (.3)
                                                                              ---------              --------

Net Income                                                                    $    41.4              $   33.9
                                                                              =========              ========

Earnings per Common Share                                                     $    1.38              $   1.13
Average Common Shares Outstanding                                                  30.0                  30.0
Cash Dividends per Common Share                                               $     .25              $    .25
- - -------------------------------------------------------------------------------------------------------------

(1) Includes consumer excise taxes of $39.0 million and $33.6 million for the three months ended March 31, 1994 and 1993, respectively.





                                    3 of 102

                                   MAPCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              Dollars in Millions

                                                               March 31, 1994         December 31,
                                                                (Unaudited)              1993
                                                               --------------         ------------
Current Assets:
  Cash and cash equivalents                                      $   118.4              $   69.8
  Receivables                                                        209.7                 228.8
  Inventories (Note 3)                                                79.3                 113.4
  Prepaid expenses                                                    36.3                  27.3
  Other current assets                                                21.4                  16.9
                                                                 ---------              --------
    Total current assets                                             465.1                 456.2
                                                                 ---------              --------

Property, Plant and Equipment, at cost                             2,355.7               2,341.8
  Less - Accumulated depreciation
    and depletion                                                   (993.6)               (974.5)
                                                                 ---------              --------
                                                                   1,362.1               1,367.3
                                                                 ---------              --------

Other Assets                                                         134.9                 117.3
                                                                 ---------              --------

                                                                 $ 1,962.1              $1,940.8
                                                                 =========              ========

Current Liabilities:
  Current maturities of long-term debt                           $    12.8              $   12.8
  Accounts payable                                                   206.6                 247.1
  Accrued taxes                                                       65.1                  47.3
  Accrued payroll and related expenses                                16.2                  21.2
  Other current liabilities                                           78.5                  54.5
                                                                 ---------              --------
      Total current liabilities                                      379.2                 382.9
                                                                 ---------              --------

Long-Term Debt (Note 4)                                              565.5                 585.5
                                                                 ---------              --------

Other Liabilities                                                    111.7                 101.6
                                                                 ---------              --------

Deferred Income Taxes                                                275.9                 273.5
                                                                 ---------              --------

Minority Interest                                                     23.3                  23.0
                                                                 ---------              --------

Contingencies (Note 6)
                                                                 ---------              --------

Stockholders' Equity (Note 5):
  Common stock                                                        62.8                  62.7
  Capital in excess of par value                                     200.2                 200.0
  Retained earnings                                                1,340.6               1,306.7
                                                                 ---------              --------
                                                                   1,603.6               1,569.4
  Less:
    -Treasury stock, at cost                                        (928.9)               (926.9)
    -Loan to ESOP                                                    (68.2)                (68.2)
                                                                 ---------              --------
                                                                     606.5                 574.3
                                                                 ---------              --------

                                                                 $ 1,962.1              $1,940.8
                                                                 =========              ========





                                    4 of 102

                                   MAPCO INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 2)
                              Dollars in Millions
                                  (Unaudited)

                                                                                       Three Months
                                                                                      Ended March 31,
                                                                              -------------------------------
                                                                                1994                   1993
                                                                              --------               --------
Cash Flows from Operating Activities:
  Net Income                                                                  $    41.4              $   33.9
  Reconciliation of net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                     24.4                  23.6
      Provision for deferred income taxes                                           2.4                    .6
      Other items not requiring cash (Note 2)                                       2.8                   2.6
                                                                              ---------              --------
           Funds provided by operations                                            71.0                  60.7
      Changes in operating assets and
         liabilities (Note 2)                                                      25.3                  12.6
                                                                              ---------              --------

           Net cash provided by operating activities                               96.3                  73.3
                                                                              ---------              --------

Cash Flows from Investing Activities:
  Capital expenditures and acquisitions, net of
    liabilities assumed                                                           (22.3)                (59.1)
  Proceeds from sales of property, plant and
    equipment                                                                       4.2                   3.1
  Other                                                                              .1                    .6
                                                                              ---------              --------

           Net cash used in investing activities                                  (18.0)                (55.4)
                                                                              ---------              --------

Cash Flows from Financing Activities:
  Purchase of common stock                                                         (2.0)                  (.3)
  Decrease in borrowings                                                          (20.0)                (37.5)
  Dividends                                                                        (7.5)                 (7.5)
  Issuance of long-term debt                                                         --                    .4
  Payments on long-term debt                                                         --                   (.1)
  Exercise of stock options                                                          --                    .7
  Other                                                                             (.2)                   .2
                                                                              ---------              --------

           Net cash used in financing activities                                  (29.7)                (44.1)
                                                                              ---------              --------

Increase (Decrease) in Cash and Cash Equivalents                                   48.6                 (26.2)

Cash and Cash Equivalents, January 1                                               69.8                  55.7
                                                                              ---------              --------

Cash and Cash Equivalents, March 31                                           $   118.4              $   29.5
                                                                              =========              ========





                                    5 of 102

                                   MAPCO INC.
              Notes to Condensed Consolidated Financial Statements

Note 1 - In the opinion of Management, the accompanying condensed consolidated financial statements of MAPCO Inc. ("MAPCO" or the "Company") contain all adjustments necessary to present fairly the financial position as of March 31, 1994 (unaudited) and December 31, 1993, the results of operations for the three months ended March 31, 1994 and 1993 (both unaudited) and the cash flows for the three months ended March 31, 1994 and 1993 (both unaudited). Certain reclassifications have been made to prior year numbers to conform to current year presentations. All significant intercompany accounts and transactions have been eliminated.


Note 2 - Statements of Cash Flows

Other items not requiring (providing) cash reported in cash flows from operating activities consist of (in millions):

Three Months Ended March 31,                                                    1994            1993
- - -------------------------------------------------------------------------------------------------------
Net periodic pension (income) expense                                        $       .1       $     (.3)
Gain on sales of property, plant
  and equipment                                                                     (.3)            (.1)
Minority interest                                                                    .3              .3
Refinery turnaround accrual                                                          .8              .8
Other non-cash income and expense items, net                                        1.9             1.9
                                                                             ----------       ---------
                                                                             $      2.8       $     2.6
                                                                             ==========       =========

Changes in operating assets and liabilities consist of (in millions):

Three Months Ended March 31,                                                    1994            1993
- - -------------------------------------------------------------------------------------------------------
Decrease (increase) in:
  Receivables                                                                $     19.1       $   (31.4)
  Inventories                                                                      34.1             3.5
  Prepaid expenses and other current assets                                        (7.5)            1.8
  Other assets                                                                     (6.9)           (1.2)
Increase (decrease) in:
  Accounts payable and accrued expenses                                           (29.7)           31.3
  Accrued taxes                                                                    19.7            10.9
  Other liabilities                                                                (3.5)           (2.3)
                                                                             ----------       ---------
                                                                             $     25.3       $    12.6
                                                                             ==========       =========

Income taxes (refunded) paid were ($.3) million and $5.3 million for the three months ended March 31, 1994 and 1993, respectively.

Interest paid, net of amounts capitalized, was $1.6 million and $3.8 million for the three months ended March 31, 1994 and 1993, respectively.





                                    6 of 102

Note 3 - Inventories

Inventories consist of (in millions):

                                                                             March 31,      December 31,
                                                                               1994            1993
                                                                             ---------      ------------
Raw materials-
  Crude Oil                                                                  $     10.2       $    25.6
                                                                             ----------       ---------

Finished products:
  Refined petroleum products                                                       33.1            24.9
  Fertilizer and natural gas liquids                                               14.0            46.0
  Retail merchandise                                                               12.6            12.1
  Coal                                                                              9.4             4.8
                                                                             ----------       ---------
                                                                                   69.1            87.8
                                                                             ----------       ---------
Total Inventories                                                            $     79.3       $   113.4
                                                                             ==========       =========

The cost to replace crude oil, refined petroleum products and retail merchandise inventories in excess of last-in, first-out (LIFO) carrying values was $7.7 million at March 31, 1994 and $6.5 million at December 31, 1993.


Note 4 - Long-Term Debt

Long-term debt consists of (in millions):

                                                                             March 31,      December 31,
                                                                               1994            1993
                                                                             ----------     ------------
MAPCO Inc.
- - ----------
Commercial paper                                                             $       --       $    20.0
8.43% ESOP Notes, payable in mortgage type
  principal reductions annually through 2003                                       68.2            68.2
Medium Term Notes, various maturities through 2022                                342.8           342.8
                                                                             ----------       ---------
                                                                                  411.0           431.0
                                                                             ----------       ---------

Subsidiaries
- - ------------
Senior Notes:
  8.51% Notes, payable $15.0 in 2007                                               15.0            15.0
  8.95% Notes, payable $35.5 in 2012                                               35.5            35.5
  8.20% Notes, payable $2.5 annually 2007 through 2012                             15.0            15.0
  8.59% Notes, payable $14.5 in 2017                                               14.5            14.5
  8.70% Notes, payable $2.0 annually 2018 through 2022                             10.0            10.0
  6.67% Notes, payable $15.0 annually 2001 through 2005                            75.0            75.0
Other                                                                               2.3             2.3
                                                                             ----------       ---------
                                                                                  167.3           167.3
                                                                             ----------       ---------
                                                                                  578.3           598.3
Less - current maturities                                                         (12.8)          (12.8)
                                                                             ----------       ---------
Long-term debt                                                               $    565.5       $   585.5
                                                                             ==========       =========





                                    7 of 102

Interest rates on commercial paper ranged from 3.10% to 4.27% at December 31, 1993. Commercial paper outstanding at December 31, 1993 was classified as long-term debt. MAPCO had the ability and the intent, if necessary, under a bank credit agreement to refinance commercial paper with long-term debt having maturities in excess of one year.

As of March 31, 1994, MAPCO had $342.8 million of Medium Term Notes outstanding. The Notes mature at various times through 2022 and bear interest at rates ranging from 7.00% to 8.87%.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two Natural Gas Liquids' subsidiaries to MAPCO. At March 31, 1994, $191 million of net assets were restricted by such provisions.

MAPCO's bank credit agreement was renegotiated in April 1994 and is for a committed line of credit of $300 million. The total commitment under the bank credit agreement reduces in quarterly amounts of $25 million beginning June 30, 1998. In addition to maintaining the current commitment amount at $300 million, certain restrictive covenants were amended. As of March 31, 1994, no borrowings were outstanding under the prior bank credit agreement.


Note 5 - Employee Benefit Plans

With respect to the ESOP, during the first quarter of 1994 and 1993, MAPCO recognized $.6 million and $.5 million, respectively, as compensation expense and $1.4 million and $1.5 million, respectively, as interest expense. Dividends on the MAPCO common stock owned by the ESOP were $.6 million in the first quarters of 1994 and 1993 and will be used for debt service.


Note 6 - Contingencies

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

As of April 1992, the State had settled its royalty oil claims against all of the producers. On the basis of these settlements, the State billed MAPI for retroactive increases in the prices paid by MAPI under all four of its royalty oil purchase agreements. The State's claim against MAPI is based upon the difference between the volume weighted





                                    8 of 102
average paid by the producers and the revised royalty values adopted by the State. MAPI has been paying the State under a contractual pricing formula which resulted in prices in excess of the volume weighted average of the producers' past royalty reports.

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

Texas Explosion Litigation

On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility located near Brenham, Texas and owned by an affiliate of the Company, Seminole Pipeline Company ("Seminole"). The National Transportation Safety Board and the Texas Railroad Commission essentially determined that the probable cause of the explosion was the result of overfilling the storage facility.

The Company, as well as Seminole, Mid-America Pipeline Company and other non-MAPCO entities have been named as defendants in civil actions filed in state district courts in Texas. During 1993, the Company received reimbursements from its insurers for settlements which disposed of all the death claims and substantially all of the serious injury claims resulting from the incident. The Company believes that complete resolution of the remaining actions by litigation or settlement, after reimbursement of insurance coverage, will not have a material adverse effect on the Company's business, results of operations or consolidated financial position.





                                    9 of 102

General Litigation

The Company and its subsidiaries are involved in various other lawsuits, claims and regulatory proceedings incidental to their businesses. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.





                                   10 of 102

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

First quarter 1994 results were impacted by three major events:

- - -        Crude prices were significantly lower than in 1993 which substantially improved margins at the Memphis and North Pole Refineries.

- - -        Producers in the Rocky Mountain area were retaining ethane in the natural gas streams because of depressed ethane prices on the Gulf Coast which negatively impacted transportation revenues.

- - -        Transportation expenses included $7 million incurred to test and refurbish a section of pipeline in connection with the commencement of a new long-term contract.

                                                                        Sales and Operating Revenues
                                                                   --------------------------------------
                                                                                (in millions)
Three Months Ended March 31,                                        1994            1993         Variance
                                                                   ------          ------        --------
  Natural Gas Liquids                                              $130.4         $ 128.7        $  1.7
  Petroleum                                                         476.6           474.1           2.5
  Coal                                                              102.3           100.2           2.1
  Eliminations                                                      (17.2)          (11.3)         (5.9)
                                                                   ------         -------        ------
                                                                   $692.1         $ 691.7        $  0.4
                                                                   ======         =======        ======

The $1.7 million increase in Natural Gas Liquids sales and operating revenues was due to increased heating market demand resulting from colder weather, additional volumes from new plant connections and the completion of the Seminole Loop project. These favorable factors were partially offset by the negative impact of ethane rejection and lower natural gas liquids and retail propane sales prices.

Petroleum's sales and operating revenues increased $2.5 million because higher NGL trading activity more than offset lower sales at both the North Pole and Memphis Refineries. NGL trading activity was significantly higher because favorable sales prices provided improved trading opportunities. Refinery sales decreased $16 million from the prior year because lower sales prices more than offset a 7% increase in total sales volumes.

Coal's sales and operating revenues increased $2.1 million primarily due to increased brokerage activity and higher sales by the Mettiki Mine, partially offset by lower sales at the Martiki and Pontiki Coal Mines. Mettiki's sales increase reflects higher production as a result of fewer operating problems in 1994 and the installation of new longwall shields in March 1993. The decrease in sales at the Martiki and Pontiki Mines reflects reduced production due to severe weather and a weak Eastern Appalachian spot market.





                                   11 of 102

Outside purchases and operating expenses decreased $16.6 million in the first quarter of 1994 compared to 1993. Details by segment are as follows (in millions):

                                                             Three Months Ended March 31,
                                                         1994                             1993
                                               -------------------------         -------------------------
                                                Outside        Operating          Outside        Operating
                                               Purchases        Expense          Purchases        Expense
                                               ---------       ---------         ---------       ---------
Natural Gas Liquids                           $    32.9          $  48.6          $   37.9       $    43.9
Petroleum                                         374.5             39.5             395.2            38.2
Coal                                                8.9             72.1               6.2            71.7
                                              ---------          -------          --------       ---------
                                              $   416.3          $ 160.2          $  439.3       $   153.8
                                              =========          =======          ========       =========


Natural Gas Liquids' outside purchases decreased $5.0 million primarily because of lower prices on propane purchases. Operating expenses increased $4.7 million principally as a result of testing and refurbishing pipeline in connection with the commencement of a new long-term contract.

Petroleum's outside purchases were $20.7 million lower reflecting lower crude and product costs at the North Pole and Memphis Refineries. Partially offsetting the lower refinery purchases were higher NGL purchase costs for Trading activities.

Coal's outside purchases exceeded last year by $2.7 million primarily due to increased coal brokerage activities.

The increase in depreciation, depletion and amortization over 1993 was primarily due to additional depreciation charges associated with the Seminole Loop project.

Commercial paper outstanding was substantially reduced in the fourth quarter of 1993 and completely repaid in the first quarter of 1994. Although little commercial paper was outstanding in the first quarter of 1994 compared to 1993, interest and debt expense increased $2.0 million over the 1993 quarter because of the issuance of $75 million of Senior Notes by Seminole Pipeline in the fourth quarter of 1993, and because less interest was capitalized in 1994 than in 1993 reflecting completion of the Seminole Loop project.

The effective income tax rate for the first quarter of 1994 was 34.2% compared to 30.3% in the first quarter of 1993. The increase is primarily due to the higher corporate income tax rate included in the Omnibus Budget Reconciliation Act of 1993, and because the effective tax rate in 1993 was reduced 1.8% by the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The difference between the statutory Federal income tax rate of 35% and the effective income tax rate is primarily due to statutory depletion, partially offset by state taxes.





                                   12 of 102

Operating profit for the three months ended March 31, 1994 and 1993 is detailed below (in millions):

                                                        Operating Profit
                                                 -------------------------------
                                                  1994        1993      Variance
                                                 ------      ------     --------
  Natural Gas Liquids                           $  33.2     $ 37.6      $  (4.4)
  Petroleum                                        36.4       12.9         23.5
  Coal                                             11.4       12.5         (1.1)
                                                -------     ------      -------
                                                $  81.0     $ 63.0      $  18.0
                                                =======     ======      =======


Natural Gas Liquids' operating profit decrease of $4.4 million was primarily attributable to the expenses associated with testing and refurbishing pipeline in connection with the commencement of a new long-term contract, although transportation revenues were higher despite the overall impact of ethane rejection. Retail propane operating profit increased over last year by $2 million, despite fewer plants, because product costs decreased more than retail sales prices. However, lower operating profit by the Westpan gas plants due to lower NGL sales prices offset the increase in retail propane operating profit.

Petroleum's operating profit improved $23.5 million over 1993 because of higher margins at both the Memphis and North Pole Refineries. The higher margins resulted from lower crude costs.

Coal's operating profit decreased $1.1 million because higher operating profit by the Mettiki Mine was more than offset by lower operating profit by the Martiki and Pontiki Mines. Mettiki's higher operating profit reflects increased production as a result of fewer operating problems in 1994 and new longwall shields installed in March 1993. Martiki's and Pontiki's lower operating profits are primarily attributable to lower production resulting from severe weather in early 1994 and higher overburden stripping ratios at the Martiki Mine in the current quarter.

MAPCO's consolidated first quarter net income in 1994 was $41.4 million or $1.38 per share compared to $33.9 million or $1.13 per share in 1993. Average common shares outstanding were 30.0 million in both the 1994 and 1993 quarter.





                                   13 of 102

FINANCIAL CONDITION

Cash Generation

Cash generation was as follows (in millions):


  Three Months Ended March 31,                                   1994               1993
  ----------------------------                                 --------           --------
  Funds provided by operations                                 $     71           $     61
  Changes in operating assets and liabilities                        25                 12
                                                               --------           --------
  Net cash provided by operating activities                          96                 73
  Net cash used in investing activities                             (18)               (55)
  Net cash used in financing activities                             (29)               (44)
                                                               --------           --------
  Cash Generation (Usage)                                      $     49           $    (26)
                                                               ========           ========

Funds provided by operations in 1994 improved as compared to 1993, primarily due to favorable margins in the Petroleum segment. Capital expenditures in 1994 were $22 million, of which $14 million was for capital items necessary to maintain existing operations, compared to $59 million in 1993, of which $11 million was for capital items necessary to maintain existing operations. The 1993 capital expenditures included $37 million for the expansion of Seminole Pipeline which began deliveries to Mont Belvieu, Texas on May 1, 1993.

In 1994 cash was used in financing activities to reduce commercial paper borrowings by $20 million, pay $8 million of dividends and repurchase 33,900 shares of MAPCO common stock.


Capitalization

Capitalization, which includes long-term debt (excluding current maturities) and stockholders' equity, increased from $1,160 million at December 31, 1993 to $1,172 million at March 31, 1994. MAPCO's long-term debt as a percent of capitalization was 48% at March 31, 1994 compared to 50% at December 31, 1993. The 1994 changes reflect the favorable impact of 1994 operating results on stockholders' equity and the utilization of increased cash flow from operations to reduce borrowings.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two Natural Gas Liquids' subsidiaries to MAPCO. At March 31, 1994, $191 million of net assets were restricted by such provisions.


Liquidity and Capital Resources

MAPCO's primary sources of liquidity are its cash and cash equivalents, internal cash generation, and external financing. At March 31, 1994, MAPCO had $118 million of cash and cash equivalents compared to $70 million at December 31, 1993.

MAPCO's external financing sources include its bank credit agreement, its uncommitted bank credit lines, and its ability to issue public or





                                   14 of 102
private debt, including commercial paper. MAPCO's bank credit agreement was renegotiated in April 1994 and is for a committed line of credit of $300 million. The total commitment under the bank credit agreement reduces in quarterly amounts of $25 million beginning June 30, 1998. In addition to maintaining the current commitment amount at $300 million, certain restrictive covenants were amended. This agreement serves as a back-up for commercial paper and bank borrowings outstanding. As of March 31, 1994, no borrowings were outstanding under the prior bank credit agreement.

In 1990, MAPCO filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $400 million of debt securities. As of March 31, 1994, MAPCO had outstanding $343 million of Medium Term Notes under this registration. MAPCO has the authorization to issue up to an additional $47 million of Medium Term Notes. The proceeds from any debt issued under the shelf registration statement have been and will continue to be used for general corporate purposes, including working capital, capital expenditures, reduction of other debt and acquisitions.

MAPCO's existing debt and credit agreements contain covenants which limit the amount of additional indebtedness the Company can incur. Management believes, however, that MAPCO has sufficient capacity to fund its anticipated needs.

Capital expenditures in 1994 are expected to be approximately $171 million, of which approximately $106 million will be for expansion projects and $7 million for environmental projects. MAPCO's long-term liquidity is expected to increase since cash generated from operations is anticipated to exceed currently projected capital expenditures, environmental projects, debt service and dividends. MAPCO anticipates that future excess internal cash generation will be used primarily to fund new capital projects.





                                   15 of 102

                                    PART II
                               OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

    (a).   Exhibits

           Exhibit 4(g) - Competitive Advance and Revolving Credit Facility Agreement dated as of April 29, 1994, among MAPCO Inc., Chemical Bank as Agent for the Lenders and the Lenders Named Therein (Filed Herewith.)

           Exhibit 11 - Statement Regarding Computation of Per Share Earnings.

           Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

    (b). The Company did not file any reports on Form 8-K during the quarter ended March 31, 1994.





                                   16 of 102

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  MAPCO Inc.



Date May 10, 1994                                 /s/ Frank S. Dickerson, III
                                                  Frank S. Dickerson, III
                                                  Senior Vice President,
                                                  Chief Financial Officer and
                                                  Treasurer


Date May 10, 1994                                 /s/ Donald R. Wellendorf
                                                  Donald R. Wellendorf
                                                  Vice President and Controller





                                   17 of 102

                               INDEX TO EXHIBITS

                                                                                      Page
                                                                                     Number
                                                                                     ------
Exhibit 4(g)     Competitive Advance and Revolving Credit Facility
                 Agreement dated as of April 29, 1994, among MAPCO
                 Inc., Chemical Bank, as Agent and the Lenders Named
                 Herein                                                               19

Exhibit 11       Statement Regarding Computation of Per Share Earnings                98

Exhibit 12       Computation of Ratio of Earnings to Fixed Charges                   101





                                   18 of 102