Form 10-Q
period 1994-06-30
MAPCO INC
filed 1994-08-05
CIK 62142

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             June 30, 1994
                               ---------------------------------------

                             --------------------


Commission file number       1-5254
                      -------------------


                                  MAPCO INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                  Delaware                                73-0705739
- --------------------------------------------  ----------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)



1800 South Baltimore Avenue, Tulsa, Oklahoma                74119
- --------------------------------------------  ----------------------------------
  (Address of principal executive offices)                (Zip Code)



                                  (918) 581-1800
- --------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)



                                  No changes
- --------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changes since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.
         Yes  X  .  No     .
             ---       ---

         On August 2, 1994, 29,951,696 shares of MAPCO Inc. Common Stock, $1 par value, were outstanding.


                                           This report contains 24 pages





                                    1 of 24

                                   MAPCO Inc.

                                     Index


                                                       Page Number
                                                       -----------
PART I.   Financial Information:

     Condensed Consolidated Statements of Income
     for the three and six months ended
     June 30, 1994 and 1993                                 3

     Condensed Consolidated Balance Sheets,
     June 30, 1994 and December 31, 1993                    4

     Condensed Consolidated Statements of Cash
     Flows for the six months ended
     June 30, 1994 and 1993                                 5

     Notes to Condensed Consolidated Financial
     Statements                                           6 - 10

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations       11 - 19

PART II.  Other Information                                20

     Submission of Matters to a Vote of Security
     Holders                                               20

     Exhibits and Reports on Form 8-K                      20

     Signatures                                            21





                                    2 of 24

                                     PART I
                             FINANCIAL INFORMATION
                                   MAPCO INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         Dollars and Shares in Millions
                            except per share amounts
                                  (Unaudited)

                                                  Three Months                Six Months
                                                 Ended June 30,             Ended June 30,
                                            -----------------------    -----------------------
                                               1994         1993          1994         1993
                                            ----------   ----------    ----------   ----------
Sales and Operating Revenues (1)            $    738.1   $    663.3    $  1,430.2   $  1,355.0
                                            ----------   ----------    ----------   ----------

Expenses:
  Outside purchases and operating expenses
    (Note 6) (1)                                 719.5        561.1       1,295.1      1,154.7
  Selling, general and administrative             16.5         17.9          33.4         34.0
  Depreciation, depletion and amortization        24.8         24.3          49.2         48.0
  Interest and debt expense                       12.2         12.1          24.5         22.3
  Other (income) expense - net                     2.2           .4           1.7          (.6)
                                            ----------   ----------    ----------   ----------
                                                 775.2        615.8       1,403.9      1,258.4
                                            ----------   ----------    ----------   ----------

Income (Loss) Before Provision for
  Income Taxes                                   (37.1)        47.5          26.3         96.6
                                            ----------   ----------    ----------   ----------

Provision (Benefit) for Income Taxes:
  Current                                        (23.5)        14.9          (4.2)        29.2
  Deferred                                        10.7           .7          13.1          1.3
                                            ----------   ----------    ----------   ----------
                                                 (12.8)        15.6           8.9         30.5
                                            ----------   ----------    ----------   ----------

Income (Loss) Before Minority Interest           (24.3)        31.9          17.4         66.1
Minority Interest in Earnings of Subsidiary        (.3)         (.6)          (.6)         (.9)
                                            ----------   ----------    ----------   ----------

Net Income (Loss)                           $    (24.6)  $     31.3    $     16.8   $     65.2
                                            ==========   ==========    ==========   ==========

Earnings (Loss) per Common Share            $     (.82)  $     1.04    $      .56   $     2.17
Average Common Shares Outstanding                 30.0         30.0          30.0         30.0
Cash Dividends per Common Share             $      .25   $      .25    $      .50   $      .50



See Notes to Condensed Consolidated Financial Statements.

(1) Includes consumer excise taxes of $42.7 million and $36.9 million for the three months ended June 30, 1994 and 1993, respectively, and $81.7 million and $70.5 million for the six months ended June 30, 1994 and 1993, respectively.





                                    3 of 24

                                   MAPCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              Dollars in Millions

                                             June 30, 1994     December 31,
                                              (Unaudited)          1993
                                             ------------      ------------
Current Assets:
  Cash and cash equivalents                  $       71.9      $       69.8
  Receivables                                       262.6             228.8
  Inventories (Note 3)                              112.4             113.4
  Prepaid expenses                                   37.9              27.3
  Other current assets                               26.6              16.9
                                             ------------      ------------
    Total current assets                            511.4             456.2
                                             ------------      ------------

Property, Plant and Equipment, at cost            2,372.6           2,341.8
  Less - Accumulated depreciation
    and depletion                                (1,009.8)           (974.5)
                                             ------------      ------------
                                                  1,362.8           1,367.3
                                             ------------      ------------

Other Assets                                        133.6             117.3
                                             ------------      ------------

                                             $    2,007.8      $    1,940.8
                                             ============      ============

Current Liabilities:
  Current maturities of long-term debt       $       15.8      $       12.8
  Accounts payable                                  279.0             247.1
  Accrued taxes                                       6.8              47.3
  Accrued payroll and related expenses               16.4              21.2
  Litigation and environmental (Note 6)             116.7              13.7
  Other current liabilities                          41.9              40.8
                                             ------------      ------------
      Total current liabilities                     476.6             382.9
                                             ------------      ------------

Long-Term Debt (Note 4)                             562.5             585.5
                                             ------------      ------------

Other Liabilities                                    85.5             101.6
                                             ------------      ------------

Deferred Income Taxes                               286.7             273.5
                                             ------------      ------------

Minority Interest                                    23.6              23.0
                                             ------------      ------------

Contingencies (Note 6)
                                             ------------      ------------

Stockholders' Equity (Note 5):
  Common stock                                       62.8              62.7
  Capital in excess of par value                    202.6             200.0
  Retained earnings                               1,308.8           1,306.7
                                             ------------      ------------
                                                  1,574.2           1,569.4
Less:
  -Treasury stock, at cost                         (933.1)           (926.9)
  -Loan to ESOP                                     (68.2)            (68.2)
                                             ------------      ------------
                                                    572.9             574.3
                                             ------------      ------------

                                             $    2,007.8      $    1,940.8
                                             ============      ============

See Notes to Condensed Consolidated Financial Statements.





                                    4 of 24

                                   MAPCO INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 2)
                              Dollars in Millions
                                  (Unaudited)

                                                           Six Months
                                                         Ended June 30,
                                                     ---------------------
                                                       1994         1993
                                                     --------     --------
Cash Flows from Operating Activities:
  Net Income                                         $   16.8     $   65.2
  Reconciliation of net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization           49.2         48.0
      Provision for deferred income taxes                13.1          1.3
      Other items not requiring cash (Note 2)             9.0          2.4
                                                     --------     --------
          Funds provided by operations                   88.1        116.9
      Changes in operating assets and
        liabilities (Note 2)                              1.8        (12.9)
                                                     --------     --------

          Net cash provided by operating activities      89.9        104.0
                                                     --------     --------

Cash Flows from Investing Activities:
  Capital expenditures and acquisitions, net of
    liabilities assumed                                 (51.1)       (93.3)
  Proceeds from sales of property, plant and
    equipment                                             4.8          6.5
  Other                                                     -           .1
                                                     --------     --------

          Net cash used in investing activities         (46.3)       (86.7)
                                                     --------     --------

Cash Flows from Financing Activities:
  Purchase of common stock                               (6.2)         (.8)
  Increase (decrease) in borrowings (Note 4)            (20.0)         1.0
  Dividends                                             (15.0)       (15.0)
  Issuance of long-term debt                               .1           .4
  Payments on long-term debt                              (.1)         (.3)
  Exercise of stock options                                 -          1.0
  Other                                                   (.3)          .3
                                                     --------     --------

          Net cash used in financing activities         (41.5)       (13.4)
                                                     --------     --------

Increase in Cash and Cash Equivalents                     2.1          3.9

Cash and Cash Equivalents, January 1                     69.8         55.7
                                                     --------     --------

Cash and Cash Equivalents, June 30                   $   71.9     $   59.6
                                                     ========     ========

See Notes to Condensed Consolidated Financial Statements.





                                    5 of 24

                                  MAPCO INC.
             Notes to Condensed Consolidated Financial Statements

Note 1 - In the opinion of Management, the accompanying condensed consolidated financial statements of MAPCO Inc. and its subsidiaries ("MAPCO" or the "Company") contain all adjustments necessary to present fairly the financial position as of June 30, 1994 (unaudited) and December 31, 1993, the results of operations for the three and six months ended June 30, 1994 and 1993 (both unaudited) and the cash flows for the six months ended June 30, 1994 and 1993 (both unaudited). Certain reclassifications have been made to prior year numbers to conform to current year presentations. All significant intercompany accounts and transactions have been eliminated.


Note 2 - Statements of Cash Flows

Other items not requiring (providing) cash consist of (in millions):

                                                                    Six Months
                                                                   Ended June 30,
                                                             -------------------------
                                                               1994             1993
                                                             --------         --------
Pension (income) expense                                     $     .1         $    (.6)
Gain on sales of property, plant
  and equipment                                                   (.2)            (3.3)
Minority interest                                                  .6               .9
Refinery turnaround accrual                                       1.6              1.6
Other non-cash items                                              6.9              3.8
                                                             --------         --------
                                                             $    9.0         $    2.4
                                                             ========         ========

Changes in operating assets and liabilities consist of (in millions):

                                                                    Six Months
                                                                   Ended June 30,
                                                             -------------------------
                                                               1994             1993
                                                             --------         --------
Decrease (increase) in:
  Receivables                                                $  (30.3)        $  (21.2)
  Inventories                                                     1.0             (7.2)
  Prepaid expenses                                               (7.8)             (.4)
  Other current assets                                           (3.7)              .7
  Other assets                                                   (6.1)              .5
Increase (decrease) in:
  Accounts payable                                               27.3             12.6
  Accrued taxes                                                 (38.4)             3.3
  Accrued payroll and related expenses                           (7.4)             4.1
  Litigation and environmental                                   69.9                -
  Other current liabilities                                       1.2             (2.5)
  Other liabilities                                              (3.9)            (2.8)
                                                             --------         --------
                                                             $    1.8         $  (12.9)
                                                             ========         ========





                                    6 of 24

Income taxes paid were $36.2 million and $32.6 million for the six months ended June 30, 1994 and 1993, respectively.

Interest paid, net of amounts capitalized, was $25.7 million and $25.6 million for the six months ended June 30, 1994 and 1993, respectively.


Note 3 - Inventories

Inventories consist of (in millions):

                                            June 30,      December 31,
                                              1994            1993
                                            --------        --------
Raw materials:
  Crude Oil                                 $   20.3        $   25.6
                                            --------        --------

Finished products:
  Refined petroleum products                    31.2            24.9
  Fertilizer and natural gas liquids            35.3            46.0
  Retail merchandise                            14.9            12.1
  Coal                                          10.7             4.8
                                            --------        --------
                                                92.1            87.8
                                            --------        --------

Total Inventories                           $  112.4        $  113.4
                                            ========        ========


The cost to replace crude oil, refined petroleum products and retail merchandise inventories in excess of their last-in, first-out (LIFO) carrying value was $16.0 million at June 30, 1994 and $6.5 million at December 31, 1993.





                                    7 of 24

Note 4 - Long-Term Debt

  Long-term debt consists of (in millions):

                                                             June 30,  December 31,
                                                               1994        1993
                                                             --------    --------
MAPCO Inc.
- ----------
Commercial paper                                             $      -    $   20.0
8.43% ESOP Notes, payable in mortgage type
  principal reductions annually through 2003                     68.2        68.2
Medium Term Notes, various maturities through 2022              342.8       342.8
                                                             --------    --------

                                                                411.0       431.0
                                                             --------    --------
Subsidiaries
- ------------
Senior Notes:
  8.51% Notes, payable 2007                                      15.0        15.0
  8.95% Notes, payable 2012                                      35.5        35.5
  8.20% Notes, payable $2.5 annually 2007 through 2012           15.0        15.0
  8.59% Notes, payable 2017                                      14.5        14.5
  8.70% Notes, payable $2.0 annually 2018 through 2022           10.0        10.0
  6.67% Notes, payable $15.0 annually 2001 through 2005          75.0        75.0
Other                                                             2.3         2.3
                                                             --------    --------
                                                                167.3       167.3
                                                             --------    --------
                                                                578.3       598.3
Less - current maturities                                       (15.8)      (12.8)
                                                             --------    --------

Long-term debt                                               $  562.5    $  585.5
                                                             ========    ========


Interest rates on commercial paper ranged from 3.10% to 4.27% at December 31, 1993. Commercial paper outstanding at December 31, 1993 was classified as long-term debt.

MAPCO has a bank credit agreement for a line of credit of $300 million. The bank credit agreement provides for reduction of the total commitment in quarterly increments of $25 million commencing June 30, 1998. Interest on borrowings under the bank credit agreement would be at rates generally less than the prime interest rate. MAPCO must pay a commitment fee to maintain the bank credit agreement. This agreement serves as back-up for commercial paper. As of June 30, 1994, no borrowings were outstanding under the bank credit agreement.

As of June 30, 1994, MAPCO had $342.8 million of Medium Term Notes outstanding. The Notes mature at various times through 2022 and bear interest at rates ranging from 7.00% to 8.87%.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two Natural Gas Liquids' subsidiaries to MAPCO. At June 30, 1994, $190 million of net assets were restricted by such provisions.


Note 5 - Employee Benefit Plans

With respect to the Employee Stock Ownership Plan ("ESOP"), MAPCO recognized $.6 million and $1.2 million as compensation expense for the





                                    8 of 24
three and six months ended June 30, 1994, respectively, and $.4 million and $.9 million for the three and six months ended June 30, 1993, respectively. Interest expense on ESOP related debt was $1.4 million and $2.8 million for the three and six months ended June 30, 1994, respectively, and $1.6 million and $3.1 million for the three and six months ended June 30, 1993, respectively. Dividends on the allocated and unallocated MAPCO common stock held by the ESOP were $.6 million and $1.2 million for the three and six months ended June 30, 1994 and 1993, respectively, and have been used for ESOP debt service.


Note 6 - Contingencies

State Royalty Oil tentative settlement

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





                                    9 of 24

In June 1994, MAPI received a ruling which states that MAPI is liable for the retroactive royalty oil price adjustments under the 1978 royalty oil purchase agreement with the State of Alaska, subject only to further review by the Court as to retroactive interest due, if any. As a result of the June ruling and the pending issue of whether retroactive interest is due the State, and also the desire by both parties to forego a lengthy trial, the State and MAPI have tentatively settled all disputed issues in the litigation and all suits and the arbitration proceedings will be dismissed, effective August 1, 1994.

Pursuant to the tentative settlement, MAPI will pay the State by October 31, 1994, a total of $95 million. As to the total tentative settlement MAPI accrued an additional $68.7 million during the second quarter of 1994.

The tentative settlement will have no impact upon the remaining term of the 1978 Agreement which expires in 2003, but the formula for calculating the price for purchasing crude oil will change. As of August 1, 1994, MAPI will pay the State a price based upon a weighted average price calculated in accordance with a pricing methodology agreed to by the State and the Alaska North Slope producers as part of the settlements reached in the Amerada Hess litigation.


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


General Litigation

The Company is involved in various other lawsuits, claims and regulatory proceedings incidental to their businesses. In the opinion of management, it is remotely likely that the outcome of such matters will have a material adverse effect on the Company's business, consolidated financial position or results of operations.





                                    10 of 24

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


SECOND QUARTER 1994 VS. SECOND QUARTER 1993

RESULTS OF OPERATIONS

Items which had a significant impact on second quarter 1994 results of operations were:

. MAPCO Alaska Petroleum Inc. ("MAPI") reached a tentative settlement with the State of Alaska involving royalty oil purchases.
     See Note 6 - Contingencies for a detailed discussion of this matter. As a result of the tentative settlement, MAPI recognized a $68.7 million pre-tax charge against its second quarter earnings.

. Sales price declines outpaced crude cost declines which significantly reduced margins and operating profit at both the Memphis and North Pole Refineries.

Sales and Operating Revenues

                                   Sales & Operating Revenues
                                  -----------------------------
                                          Three Months
                                          Ended June 30,
                                  ----------------------------
Segment                            1994      1993     Variance
- -----------------                 ------    ------    --------
                                         (In Millions)
Natural Gas Liquids               $114.9    $112.1    $   2.8
Petroleum                          535.9     462.1       73.8
Coal                               104.7      99.7        5.0
Eliminations                       (17.4)    (10.6)      (6.8)
                                  ------    ------    -------
                                  $738.1    $663.3    $  74.8
                                  ======    ======    =======

Sales and operating revenues increased $74.8 million.

. The $2.8 million increase in Natural Gas Liquids ("NGL") segment revenues is primarily attributable to: (a) additional throughput volumes from new plant connections completed during the past year and a new long-term contract with a major customer, (b) higher chemical sales volumes due primarily to more favorable weather conditions in the current quarter, and (c) increased gas processing liquid volumes. These increases were partially offset by lower retail propane sales caused by a decrease in average sales prices and lower volumes. The lower retail volumes resulted from fewer plants in operation because of strategic plant divestitures and warmer temperatures in the current quarter. In addition, second quarter transportation revenues were negatively impacted by high natural gas prices in the Rocky Mountain area and depressed Gulf Coast ethane markets which resulted in producers retaining ethane in the natural gas stream rather than extracting the liquids for shipment to and sale on the Texas Gulf Coast.





                                    11 of 24

. Petroleum segment sales exceeded last year's second quarter by $73.8 million, primarily due to increased petroleum product purchasing and marketing activities. Petroleum significantly increased its product purchasing and marketing activities in the current quarter, which resulted in a sales increase of $77.7 million. Higher sales at the Memphis Refinery and in Retail Marketing were more than offset by lower sales at the North Pole Refinery. Sales at the Memphis Refinery were $13.4 million higher because of a 14% increase over the 1993 quarter in the volume of crude processed, partially offset by a sharp decrease in average sales prices. Retail Marketing sales increased $5.6 million principally due to increased merchandise and fuel volumes. North Pole refinery sales decreased $20.2 million primarily because of lower sales prices and lower refinery processing volumes. Increased competition from a new refinery/supplier in Valdez and an overall decrease in demand for petroleum products in the Alaskan markets are the primary reasons for the decrease in North Pole's volumes.

. Coal segment sales were $5.0 million higher principally reflecting the benefit of price increases on long-term contracts and increased coal brokerage activity.

Outside Purchases and Operating Expenses

Outside purchases and operating expenses were as follows (in millions):

                                                 Three Months Ended, June 30,
              ---------------------------------------------------------------------------------------------------
                            1994                              1993                            Variance
              -------------------------------   -------------------------------   -------------------------------
               Outside   Operating               Outside   Operating               Outside   Operating
Segment       Purchases   Expenses    Total     Purchases   Expenses    Total     Purchases   Expenses    Total
- ------------  ---------  ---------  ---------   ---------  ---------  ---------   ---------  ---------  ---------
NGL           $   27.4   $   43.9   $   71.3    $   33.4   $   39.7   $   73.1    $   6.0    $  (4.2)   $    1.8
Petroleum        449.8      112.1      561.9       371.0       39.2      410.2      (78.8)     (72.9)     (151.7)
Coal              11.2       75.1       86.3         9.7       68.1       77.8       (1.5)      (7.0)       (8.5)
              --------   --------   --------    --------   --------   --------    -------    -------    --------
              $  488.4   $  231.1   $  719.5    $  414.1   $  147.0   $  561.1    $ (74.3)   $ (84.1)   $ (158.4)
              ========   ========   ========    ========   ========   ========    =======    =======    ========


Outside purchases increased $74.3 million, primarily in the Petroleum Segment. Significantly increased Petroleum product purchasing and marketing activities combined with Memphis Refinery's higher processing volumes are the principal reasons for the increase in Petroleum's outside purchases. Lower processing volumes at the North Pole Refinery resulted in lower outside purchases which partially offset the increased purchases in petroleum product and marketing and by the Memphis Refinery. Natural Gas Liquids' outside purchases decreased $6.0 million primarily as a result of lower propane product prices and lower retail sales volumes. The $1.5 million increase in Coal's outside purchases was due to higher brokerage volumes.

Operating expenses increased $84.1 million over the 1993 quarter principally due to the $68.7 million charge to Petroleum expenses relative to the State Royalty Oil tentative settlement. NGL's operating expenses increased $4.2 million due to a $2.0 million charge in the current quarter for the buy-out of a gas supply contract and higher gas processing expenses associated with the increased volumes processed. In addition to the $68.7 million State Royalty Oil tentative settlement charge, Petroleum's operating expenses increased $4.2 million primarily because of increased catalyst usage and other costs associated with the





                                    12 of 24
higher volumes of crude processed at the Memphis Refinery and a $2.0 million environmental claim settlement in the second quarter of 1993 which reduced last year's operating expenses at the North Pole Refinery. Coal's operating expenses were $7.0 million higher primarily reflecting increased coal shipments and higher costs at the Mettiki mine and the combination of adverse mining conditions and equipment failures at the Pontiki mine. Mettiki's operating costs are higher than last year because the longwall was moved during the second quarter of 1994, as compared to 1993 when the longwall was moved during the first quarter.


Operating Profit

                                 Operating Profit (Loss)
                             ------------------------------
                                      Three Months
                                      Ended June 30
                             ------------------------------
Segment                       1994       1993      Variance
- -------------------          ------     ------     --------
                                     (In Millions)
Natural Gas Liquids          $ 25.8     $ 24.4      $  1.4
Petroleum                     (49.6)      29.7       (79.3)
Coal                            7.5       11.5        (4.0)
                             ------     ------      ------
                             $(16.3)    $ 65.6      $(81.9)
                             ======     ======      ======


Operating profit decreased $81.9 million due principally to the $68.7 million charge against current quarter earnings relative to the State Royalty Oil tentative settlement.

. NGL's operating profit increased $1.4 million primarily because of higher transportation and chemical profits. Increased throughput volumes from new plant connections and a new long-term contract with a major customer more than offset the overall increase in transportation operating expenses and the effects of ethane rejection. Chemical profits exceeded last year because last year's season was adversely impacted by extremely wet weather conditions and flooding throughout the Midwest.

. Excluding the State Royalty Oil tentative settlement charge, Petroleum's operating profit decreased $10.6 million. Operating profit at the Memphis Refinery and North Pole Refinery decreased $7.4 million and $5.1 million, respectively. The principal reason for the decline in operating profit was a sharp decrease in sales prices, partially offset by lower crude costs, resulting in lower margins at both refineries. An increase in operating profit from petroleum product purchasing and marketing activities partially offset the decreases at the Memphis and North Pole Refineries.

. Coal's operating profit decreased $4.0 million primarily reflecting the timing difference in longwall moves at the Mettiki mine and the combination of adverse mining conditions and equipment failures at the Pontiki mine.





                                    13 of 24

Net Income/Loss

MAPCO's consolidated net loss was $24.6 million or $.82 per share for the 1994 second quarter, compared to net income of $31.3 million or $1.04 per share for the 1993 second quarter. Average common shares outstanding were 30.0 million in both the 1994 and 1993 second quarters. Net income was reduced $1.52 per share in the current quarter due to the charge against income relative to the State Royalty Oil tentative settlement.


YEAR-TO-DATE 1994 VS. YEAR-TO-DATE 1993

Sales and Operating Revenues

                         Sales & Operating Revenues
                        ----------------------------
                                 Six Months
                                Ended June 30,
                        ----------------------------
Segment                   1994      1993    Variance
- --------------------    --------  --------  --------
                               (In Millions)
Natural Gas Liquids     $  245.3  $  240.8   $   4.5
Petroleum                1,012.5     936.2      76.3
Coal                       207.0     199.9       7.1
Eliminations               (34.6)    (21.9)    (12.7)
                        --------  --------   -------
                        $1,430.2  $1,355.0   $  75.2
                        ========  ========   =======

Sales and operating revenues increased $75.2 million.

. NGL's current year revenues have increased $4.5 million over 1993. The increase is primarily attributable to: (a) additional throughput volumes from new plant connections completed during the past year and a new long-term contract with a major customer, (b) the completion of the Seminole Loop expansion on May 1, 1993, and (c) increased chemical sales because of the effect of adverse weather conditions on prior year sales. These increases were partially offset by lower retail propane sales which resulted from a decrease in average sales prices and lower volumes. The lower retail volumes resulted from fewer plants in operation in the current year due to strategic plant divestitures. In addition, current year transportation revenues were negatively impacted by high natural gas prices in the Rocky Mountain area and depressed Gulf Coast ethane markets which resulted in producers retaining ethane in the natural gas stream rather than extracting the liquids for shipment to and sale on the Texas Gulf Coast.

. Petroleum's sales and operating revenues increased by $76.3 million. Significantly higher petroleum product purchasing and marketing activity, partially offset by lower North Pole Refinery and Express Fuels sales, were the primary reasons for the sales increase. Sales at the North Pole Refinery decreased because of lower average sales prices and lower volumes of processed crude. North Pole Refinery volumes have decreased because of increased competition and an overall decrease in demand in the Alaskan markets. Express Fuels was





                                    14 of 24
     sold in June 1993.

. The Coal segment's $7.1 million revenue increase is primarily attributable to: (a) increased brokerage volumes, (b) price increases on long-term contracts, and (c) higher sales volumes related to increased production at the Mettiki mine which reflect fewer operational problems and the installation of new longwall shields. These increases were partially offset by reduced revenues in the East Kentucky Region. The reduced East Kentucky revenues primarily reflect lower production levels at the Pontiki mine.


Outside Purchases and Operating Expenses

Outside purchases and operating expenses were as follows (in millions):

                                                   Six Months Ended, June 30,
              ---------------------------------------------------------------------------------------------------
                            1994                              1993                            Variance
              -------------------------------   -------------------------------   -------------------------------
               Outside   Operating               Outside   Operating               Outside   Operating
Segment       Purchases   Expenses    Total     Purchases   Expenses    Total     Purchases   Expenses    Total
- ------------  ---------  ---------  ---------   ---------  ---------  ---------   ---------  ---------  ---------
NGL           $   60.4   $   91.2   $  151.6    $   71.3   $   82.3   $  153.6    $  10.9    $  (8.9)   $    2.0
Petroleum        824.2      152.6      976.8       766.2       79.8      846.0      (58.0)     (72.8)     (130.8)
Coal              20.1      146.6      166.7        15.9      139.2      155.1       (4.2)      (7.4)      (11.6)
              --------   --------   --------    --------   --------   --------    -------    -------    --------
              $  904.7   $  390.4   $1,295.1    $  853.4   $  301.3   $1,154.7    $ (51.3)   $ (89.1)   $ (140.4)
              ========   ========   ========    ========   ========   ========    =======    =======    ========


Outside purchases increased $51.3 million primarily because of additional Petroleum product purchasing and marketing activity. Operating expenses increased $89.1 million.

. Natural Gas Liquids' outside purchases decreased $10.9 million primarily because of lower propane prices and volumes. Retail propane volumes have decreased from last year primarily because fewer retail plants are in operation.

     Natural Gas Liquids' operating expenses increased $8.9 million due primarily to: (a) testing and refurbishing pipeline in connection with the commencement of the new long-term contract with a major customer, (b) costs associated with the buyout of a gas supply contract, and (c) higher gas processing expenses due to increased volumes.

. Petroleum's outside purchases increased $58.0 million. Significantly higher petroleum product purchasing and marketing activity resulted in a $96.5 million increase in outside purchases, however, this increase was partially offset by lower purchases by the Memphis Refinery, North Pole Refinery and Express Fuels operations. Although crude prices increased sharply from the first quarter of 1994, average crude prices are still below last year, which has resulted in reduced outside purchases at both the Memphis and North Pole Refineries. Also, the volume of crude processed at the North Pole Refinery decreased from last year which caused a further reduction in current year outside purchases. Express Fuels' outside purchases were lower because that operation was sold in June 1993.

     Petroleum's operating expenses in 1994 were $72.8 million higher than in 1993 due to: (a) the $68.7 million charge relative to the State Royalty Oil tentative settlement, (b) costs associated with





                                    15 of 24
     significantly higher throughput volumes at the Memphis Refinery, (c) a $2.0 million environmental claim settlement which reduced last year's operating expenses at the North Pole Refinery, and (d) higher Retail Marketing salary, training and advertising expenses.

. Coal's outside purchases were $4.2 million higher principally due to additional brokerage volumes.

     Coal's operating expenses increased $7.4 million reflecting: (a) higher operating levels at the Mettiki mine and higher costs associated with a difficult longwall move during the second quarter of the current year, (b) the combination of adverse mining conditions and equipment failures at the Pontiki mine, and (c) less favorable mining conditions at the Dotiki mine.


Interest and Debt Expense

Interest and debt expense increased $2.2 million primarily because of higher amounts of interest capitalized in 1993 relative to the Seminole Loop expansion project.


Operating Profit

                                 Operating Profit (Loss)
                             ------------------------------
                                        Six Months
                                      Ended June 30
                             ------------------------------
Segment                       1994       1993      Variance
- -------------------          ------     ------     --------
                                    (In Millions)
Natural Gas Liquids          $ 59.0     $ 62.0      $ (3.0)
Petroleum                     (13.2)      42.6       (55.8)
Coal                           18.9       24.0        (5.1)
                             ------     ------      ------
                             $ 64.7     $128.6      $(63.9)
                             ======     ======      ======

Year-to-date operating profit was $63.9 million less than the prior year primarily because of the $68.7 million pre-tax charge against current year earnings relative to the State Royalty Oil tentative settlement. Excluding the State Royalty Oil tentative settlement, operating profit increased $4.8 million.

. NGL's operating profit was $3.0 million less than in 1993 because lower transportation and gas processing profits more than offset increased retail propane profits. Higher transportation operating expenses, particularly in the first quarter when a major pipeline testing and refurbishing project was underway, more than offset increased throughput volumes from new plant connections and a new long-term contract with a major customer. Gas processing's operating profit was negatively impacted primarily by lower NGL sales prices. Retail propane profits improved primarily because of higher propane supply margins and lower plant operating expenses due to the fewer number of plants in operation during 1994. Chemical profits also compare favorably to last year because the 1993 season was adversely





                                    16 of 24
     impacted by extremely wet weather conditions and flooding throughout the Midwest.

. Excluding the State Royalty Oil tentative settlement charge, Petroleum's operating profit increased $12.9 million. The increase was primarily attributable to the higher margins and profits experienced at the Memphis and North Pole Refineries during the first quarter of 1994. Including the State Royalty Oil tentative settlement charge, Petroleum's year-to-date operating loss was $13.2 million or $55.8 million less than Petroleum's 1993 operating profit.

. Coal's operating profit was $5.1 million below 1993 primarily because of the combination of adverse mining conditions and equipment failures at the Pontiki mine and less favorable mining conditions at the Dotiki mine.


Income Taxes

MAPCO's effective income tax rate through June 30, 1994 was 33.8% compared to 31.6% in the first six months of 1993. The increase is primarily due to the higher corporate income tax rate included in the Omnibus Budget Reconciliation Act of 1993, and because the effective tax rate for the first six months of 1993 was reduced .8% by the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The difference between the statutory Federal income tax rate of 35% and the effective tax rate is primarily due to statutory depletion, partially offset by state taxes.


Net Income

MAPCO's consolidated net income was $16.8 million or $.56 per share compared to $65.2 million or $2.17 per share in 1993. Average common shares outstanding for the six months ended June 30, 1994 and 1993 were 30.0 million. Net income was reduced $1.52 per share in the second quarter of 1994 due to the $68.7 million pre-tax charge against income relative to the State Royalty Oil tentative settlement.


FINANCIAL CONDITION

Cash Generation

Cash generation was as follows (in millions):

Six Months Ended, June 30,                                            1994        1993
                                                                    --------    --------
 Funds provided by operations                                       $   88.1    $ 116.9
 Changes in operating assets and liabilities                             1.8      (12.9)
                                                                    --------    -------
 Net cash provided by operating activities                              89.9      104.0
 Net cash used in investing activities                                ( 46.3)     (86.7)
 Net cash used in financing activities                                ( 41.5)     (13.4)
                                                                    --------    -------
 Cash Generation                                                    $    2.1    $   3.9
                                                                    ========    =======





                                    17 of 24

Funds provided by operations in 1994 as compared to 1993 decreased primarily due to lower operating profit in the Petroleum segment resulting from the charge relating to the State Royalty Oil tentative settlement.

Capital expenditures in 1994 were $51.1 million, of which $28.0 million was for capital items necessary to maintain existing operations, compared to capital expenditures of $93.3 million in 1993, of which $24.0 million was for capital items necessary to maintain existing operations. Capital expenditures for 1993 included $48.0 million for expansion of the Seminole Pipeline.

Financing activities for the first six months of 1994 include a reduction in short-term borrowings of $20.0 million, the payment of $15.0 million of dividends and the repurchase of 101,966 shares of MAPCO common stock for $6.2 million.


Capitalization

Capitalization, which includes long-term debt (excluding current maturities) and stockholders' equity, decreased from $1,160 million at December 31, 1993 to $1,135 million at June 30, 1994. The 1994 changes reflect the utilization of cash flow from operations to reduce borrowings. MAPCO's long-term debt as a percent of capitalization was 50% at June 30, 1994 and December 31, 1993.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two NGL subsidiaries to MAPCO. At June 30, 1994, $190 million of net assets were restricted by such provisions.


Liquidity and Capital Resources

MAPCO's primary sources of liquidity are its cash and cash equivalents, internal cash generation, and external financing. At June 30, 1994 MAPCO had $71.9 million of cash and cash equivalents.

MAPCO's external financing sources include its bank credit agreement, its uncommitted bank credit lines, and its ability to issue public or private debt, including commercial paper. MAPCO renegotiated its bank credit agreement in April 1994. In addition to maintaining the commitment amount at $300 million, certain restrictive covenants were amended. The total commitment under the bank credit agreement reduces in quarterly amounts of $25 million beginning June 30, 1998. This agreement serves as a back-up for commercial paper and bank borrowings outstanding. As of June 30, 1994, no borrowings were outstanding under the bank credit agreement.

In 1990, MAPCO filed a shelf registration statement with the Securities





                                    18 of 24
and Exchange Commission providing for the issuance of up to $400 million of debt securities. As of June 30, 1994, MAPCO had outstanding $343 million of Medium Term Notes under this registration. MAPCO has the authorization to issue up to an additional $47 million of Medium Term Notes. The proceeds from any debt issued under the shelf registration statement have been and will continue to be used for general corporate purposes, including working capital, capital expenditures, reduction of other debt and acquisitions.

MAPCO has reached a tentative settlement with the State of Alaska relative to crude oil purchases under a 1978 agreement. Management anticipates the tentative settlement will be financed with external financing. See Note 6 -
Contingencies for a detailed discussion of this matter.


Capital expenditures in 1994 are expected to be approximately $346 million, of which approximately $277 million will be for acquisitions and expansion projects. On June 9, 1994, MAPCO signed a non-binding letter of intent for the acquisition of the assets of Emro Propane Company and the sale of 39 gasoline/convenience stores. On August 3, 1994, MAPCO signed additional non-binding agreements to further define the acquisition and planned closing on or about September 1, 1994. The purchase price of this acquisition has been reflected in the expected capital expenditures for 1994. MAPCO intends to finance this acquisition with excess cash and external financing. MAPCO's existing debt and credit agreements contain covenants which limit the amount of additional indebtedness the Company can incur. Management believes, however, that MAPCO has sufficient capacity to fund its anticipated needs. MAPCO's liquidity is expected to be sufficient to meet currently projected capital expenditures, environmental compliance costs, debt service and dividends.
MAPCO anticipates that future excess internal cash generation will be used primarily for debt reduction and capital expenditures.





                                    19 of 24

                                    PART II
                               OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of the Company was held on Wednesday, May 25, 1994, at the Company's offices in Tulsa. In connection with the election of three nominees for Directors to Class III Directorships, 24,811,253 votes were cast as follows:

                                    NUMBER OF SHARES
                           -----------------------------------
      NAME                      FOR         WITHHOLD AUTHORITY
      ----                 ------------     ------------------
Herman J. Schmidt           24,616,755           194,498
                           ------------         ---------

Malcolm T. Hopkins          24,624,903           186,350
                           ------------         ---------

Donald Paul Hodel           24,592,992           218,261
                           ------------         ---------

Shareholders were also requested to consider and act upon a proposal to approve the selection of Deloitte & Touche as independent auditors for the year ending December 31, 1994. Of the 24,811,253 votes cast, the number of shares voting FOR this proposal was 24,645,719. 51,136 votes were cast AGAINST the proposal and 114,398 abstentions were tabulated.

24,811,253 votes were cast on proposal #3: to transact any other business which may properly come before the meeting or any adjournment thereof. Of those votes cast, 24,804,546 were voted in favor of the proposal and the remaining 6,707 were broker non- votes.


Item 6.    Exhibits and Reports on Form 8-K

      (a). Exhibits

           Exhibit 11 - Statement regarding computation of per share earnings.

           Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

      (b). Reports on Form 8-K

           - Current Report on Form 8-K filed on June 13, 1994, relating to the execution of a non-binding letter of intent to purchase the assets of Emro Propane Company.

           - Current Report on Form 8-K filed on June 15, 1994, relating to a ruling received by a subsidiary of the Company in connection with certain litigation with the State of Alaska.





                                    20 of 24

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          MAPCO Inc.



Date: August 4, 1994                      /s/ FRANK S. DICKERSON, III
                                          Frank S. Dickerson, III
                                          Senior Vice President,
                                          Chief Financial Officer
                                          and Treasurer



Date: August 4, 1994                      /s/ Donald R. Wellendorf
                                          Donald R. Wellendorf
                                          Vice President and Controller





                                    21 of 24


EXHIBIT
NUMBER                           EXHIBIT
- ------                           -------
  11         -  Statement regarding computation of per share earnings.

  12         -  Computation of Ratio of Earnings to Fixed Charges.
