Form 10-Q
period 1994-09-30
MAPCO INC
filed 1994-11-14
CIK 62142

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      September 30, 1994
                               ----------------------------

                               ------------------


Commission file number      1-5254
                       ----------------


                                      MAPCO INC.
- - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  Delaware                                73-0705739
- - - ----------------------------------------------  --------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)



1800 South Baltimore Avenue, Tulsa, Oklahoma                74119
- - - ----------------------------------------------  --------------------------------
  (Address of principal executive offices)                (Zip Code)



                                 (918) 581-1800
- - - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



                                   No Changes
- - - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

         On November 7, 1994, 29,925,729 shares of MAPCO Inc. Common Stock, $1 par value, were outstanding.





                                    1 of 27

                                   MAPCO Inc.

                                     Index


                                                        Page Number
                                                        -----------
PART I.   Financial Information:

      Condensed Consolidated Statements of Income
      for the three and nine months ended
      September 30, 1994 and 1993                           3

      Condensed Consolidated Balance Sheets,
      September 30, 1994 and December 31, 1993              4

      Condensed Consolidated Statements of Cash
      Flows for the nine months ended
      September 30, 1994 and 1993                           5

      Notes to Condensed Consolidated Financial
      Statements                                          6 - 11

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations      12 - 20

PART II.  Other Information:                               21

      Exhibits and Reports on Form 8-K                     21

      Signatures                                           22





                                    2 of 27

                                     PART I
                             FINANCIAL INFORMATION
                                   MAPCO INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         Dollars and Shares in Millions
                            except per share amounts
                                  (Unaudited)


                                                  Three Months                Nine Months
                                              Ended September 30,        Ended September 30,
                                            -----------------------    -----------------------
                                               1994         1993          1994         1993
                                            ----------   ----------    ----------   ----------
Sales and Operating Revenues (1)            $    805.3   $    665.6    $  2,235.5   $  2,020.6
                                            ----------   ----------    ----------   ----------

Expenses:
  Outside purchases and operating
    expenses (Note 7) (1)                        712.9        555.9       2,008.0      1,710.6
  Selling, general and administrative             16.5         19.5          49.9         53.5
  Depreciation, depletion and amortization        25.7         24.5          74.9         72.5
  Interest and debt expense                       13.3         12.3          37.8         34.6
  Other (income) expense - net                    (1.3)          .4            .4          (.2)
                                            ----------   ----------    ----------   ----------
                                                 767.1        612.6       2,171.0      1,871.0
                                            ----------   ----------    ----------   ----------


Income Before Provision for
  Income Taxes                                    38.2         53.0          64.5        149.6
                                            ----------   ----------    ----------   ----------



Provision for Income Taxes:
  Current                                         11.0         21.2           6.8         50.4
  Deferred                                         1.9          4.3          15.0          5.6
                                            ----------   ----------    ----------   ----------
                                                  12.9         25.5          21.8         56.0
                                            ----------   ----------    ----------   ----------


Income Before Minority Interest                   25.3         27.5          42.7         93.6
Minority Interest in Earnings of Subsidiary        (.6)         (.6)         (1.2)        (1.5)
                                            ----------   ----------    ----------   ----------


Net Income                                  $     24.7   $     26.9    $     41.5   $     92.1
                                            ==========   ==========    ==========   ==========


Earnings per Common Share                   $      .83   $      .90    $     1.39   $     3.07
Average Common Shares Outstanding                 29.9         30.0          30.0         30.0
Cash Dividends per Common Share             $      .25   $      .25    $      .75   $      .75



See Notes to Condensed Consolidated Financial Statements.


(1) Includes consumer excise taxes of $39.9 million and $36.2 million for the three months ended September 30, 1994 and 1993, respectively, and $121.6 million and $106.7 million for the nine months ended September 30, 1994 and 1993, respectively.





                                    3 of 27

                                   MAPCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              Dollars in Millions

                                          September 30, 1994   December 31,
                                              (Unaudited)          1993
                                             ------------      ------------
Current Assets:
  Cash and cash equivalents                  $       27.2      $       69.8
  Receivables                                       251.0             228.8
  Inventories (Note 4)                              119.4             113.4
  Prepaid expenses                                   58.9              27.3
  Other current assets                               23.1              16.9
                                             ------------      ------------
      Total current assets                          479.6             456.2
                                             ------------      ------------


Property, Plant and Equipment, at cost            2,479.6           2,341.8
  Less - Accumulated depreciation
    and depletion                                (1,008.1)           (974.5)
                                             ------------      ------------
                                                  1,471.5           1,367.3
                                             ------------      ------------

Other Assets                                        207.8             117.3
                                             ------------      ------------

                                             $    2,158.9      $    1,940.8
                                             ============      ============


Current Liabilities:
  Current maturities of long-term debt       $       41.1      $       12.8
  Accounts payable                                  235.2             247.1
  Accrued taxes                                      35.4              47.3
  Accrued payroll and related expenses               17.7              21.2
  Litigation and environmental (Note 7)              31.9              13.7
  Other current liabilities                          60.0              40.8
                                             ------------      ------------
      Total current liabilities                     421.3             382.9
                                             ------------      ------------

Long-Term Debt (Note 5)                             758.5             585.5
                                             ------------      ------------

Other Liabilities                                    77.3             101.6
                                             ------------      ------------

Deferred Income Taxes                               288.5             273.5
                                             ------------      ------------

Minority Interest                                    24.2              23.0
                                             ------------      ------------

Contingencies (Note 7)
                                             ------------      ------------

Stockholders' Equity (Note 6):
  Common stock                                       62.8              62.7
  Capital in excess of par value                    202.6             200.0
  Retained earnings                               1,326.0           1,306.7
                                             ------------      ------------
                                                  1,591.4           1,569.4
Less:
  -Treasury stock, at cost                         (934.1)           (926.9)
  -Loan to ESOP                                     (68.2)            (68.2)
                                             ------------      ------------
                                                    589.1             574.3
                                             ------------      ------------

                                             $    2,158.9      $    1,940.8
                                             ============      ============

See Notes to Condensed Consolidated Financial Statements.





                                    4 of 27

                                   MAPCO INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 3)
                              Dollars in Millions
                                  (Unaudited)

                                                          Nine Months
                                                      Ended September 30,
                                                     ---------------------
                                                       1994         1993
                                                     --------     --------
Cash Flows from Operating Activities:
  Net Income                                         $   41.5     $   92.1
  Reconciliation of net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization           74.9         72.5
      Provision for deferred income taxes                15.0          5.6
      Other items not requiring cash (Note 3)            11.0         11.3
                                                     --------     --------
          Funds provided by operations                  142.4        181.5
      Changes in operating assets and
        liabilities (Note 3)                            (93.1)        14.1
                                                     --------     --------

          Net cash provided by operating activities      49.3        195.6
                                                     --------     --------

Cash Flows from Investing Activities:
  Capital expenditures and acquisitions, net of
    liabilities assumed                                (278.5)      (123.5)
  Proceeds from sales of property, plant and
    equipment                                            16.8          8.8
  Other                                                     -           .4
                                                     --------     --------

          Net cash used in investing activities        (261.7)      (114.3)
                                                     --------     --------

Cash Flows from Financing Activities:
  Purchase of common stock                               (7.2)        (1.7)
  Increase (decrease) in borrowings (Note 5)            199.1        (49.4)
  Dividends                                             (22.5)       (22.5)
  Issuance of long-term debt                               .1           .4
  Payments on long-term debt                              (.2)        (7.3)
  Exercise of stock options                                .9          1.1
  Other                                                   (.4)          .5
                                                     --------     --------

          Net cash provided by (used in)
            financing activities                        169.8        (78.9)
                                                     --------     --------

Increase (Decrease) in Cash and Cash Equivalents        (42.6)         2.4

Cash and Cash Equivalents, January 1                     69.8         55.7
                                                     --------     --------

Cash and Cash Equivalents, September 30              $   27.2     $   58.1
                                                     ========     ========

See Notes to Condensed Consolidated Financial Statements.





                                    5 of 27

                                   MAPCO INC.
              Notes to Condensed Consolidated Financial Statements

Note 1 - In the opinion of Management, the accompanying condensed consolidated financial statements of MAPCO Inc. and its subsidiaries ("MAPCO" or the "Company") contain all adjustments necessary to present fairly the financial position as of September 30, 1994 (unaudited) and December 31, 1993, the results of operations for the three and nine months ended September 30, 1994 and 1993 (both unaudited) and the cash flows for the nine months ended September 30, 1994 and 1993 (both unaudited). Certain reclassifications have been made to prior year amounts to conform to current year presentations. All significant intercompany accounts and transactions have been eliminated.


Note 2 - Acquisitions

On September 1, 1994, MAPCO completed the acquisition of the assets of Emro Propane Company ("Emro"). Emro is engaged in the supply and retail marketing of natural gas liquids. The purchase price included a $178 million cash payment and the transfer to Emro Marketing Company of MAPCO Florida Inc.'s retail convenience store assets in Florida. The cash payment was financed through the issuance of commercial paper and money market funds. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $79 million was recognized as goodwill and is being amortized over 30 years. The operating results of Emro have been included in MAPCO's condensed consolidated financial statements since the date of acquisition.

The following unaudited pro forma combined results of operations assume the acquisition occurred as of January 1, 1993:

                                                 Nine Months
                                            Ended September 30,
                                         -------------------------
                                           1994             1993
                                         --------         --------
                                    (In millions, except per share amounts)
Sales and Operating Revenues             $2,247.5         $2,030.1
                                         ========         ========
Net Income                               $   48.3         $   95.5
                                         ========         ========
Earnings per Common Share                $   1.61         $   3.18
                                         ========         ========


The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Emro acquisition been consummated as of January 1, 1993 nor are they necessarily indicative of future operating results.





                                    6 of 27

Note 3 - Statements of Cash Flows

Other items not requiring (providing) cash consist of (in millions):

                                                                            Nine Months
                                                                        Ended September 30,
                                                                     -------------------------
                                                                       1994             1993
                                                                     --------         --------
Pension income                                                       $      -         $    (.6)
Gain on sales of property, plant
  and equipment                                                           (.1)            (3.5)
Minority interest                                                         1.2              1.5
Refinery turnaround accrual                                               1.9              2.4
Contingency accruals                                                       .4              9.4
Other non-cash items                                                      7.6              2.1
                                                                     --------         --------
                                                                     $   11.0         $   11.3
                                                                     ========         ========

Changes in operating assets and liabilities consist of (in millions):

                                                                            Nine Months
                                                                        Ended September 30,
                                                                     -------------------------
                                                                       1994             1993
                                                                     --------         --------
Decrease (increase) in:
  Receivables                                                        $  (24.3)        $   (6.1)
  Inventories                                                             3.2             18.8
  Prepaid expenses                                                      (28.8)             3.2
  Other current assets                                                    (.2)             (.4)
  Other assets                                                           (5.6)            (1.2)
Increase (decrease) in:
  Accounts payable                                                      (15.0)           (26.3)
  Accrued taxes                                                          (9.8)             7.6
  Accrued payroll and related expenses                                   (3.8)            11.9
  Litigation and environmental                                          (16.0)             (.8)
  Other current liabilities                                              10.7              9.6
  Other liabilities                                                      (3.5)            (2.2)
                                                                     --------         --------
                                                                     $  (93.1)        $   14.1
                                                                     ========         ========


Income taxes paid were $36.8 million and $48.7 million for the nine months ended September 30, 1994 and 1993, respectively.

Interest paid, net of amounts capitalized, was $26.0 million and $28.5 million for the nine months ended September 30, 1994 and 1993, respectively.





                                    7 of 27

Note 4 - Inventories

Inventories consist of (in millions):

                                         September 30,    December 31,
                                              1994            1993
                                            --------        --------
Raw materials:
  Crude oil                                 $   17.6        $   25.6
                                            --------        --------

Finished products:
  Refined petroleum products                    30.3            24.9
  Fertilizer and natural gas liquids            40.4            46.0
  Retail merchandise                            21.8            12.1
  Coal                                           9.3             4.8
                                            --------        --------
                                               101.8            87.8
                                            --------        --------

Total inventories                           $  119.4        $  113.4
                                            ========        ========


The cost to replace crude oil, refined petroleum products and retail merchandise inventories in excess of their last-in, first-out (LIFO) carrying value was $10.7 million at September 30, 1994 and $6.5 million at December 31, 1993.


Note 5 - Long-Term Debt

Long-term debt consists of (in millions):

                                                                  September 30,    December 31,
                                                                      1994             1993
                                                                  -------------    ------------
MAPCO Inc.
Commercial paper and money market funds                              $  219.1        $   20.0
8.43% ESOP Notes, payable in mortgage type
  principal reductions annually through 2003                             68.2            68.2
Medium Term Notes, various maturities through 2022                      342.8           342.8
                                                                     --------        --------

                                                                        630.1           431.0
                                                                     --------        --------
Subsidiaries
Senior Notes:
  8.51% Notes, payable 2007                                              15.0            15.0
  8.95% Notes, payable 2012                                              35.5            35.5
  8.20% Notes, payable $2.5 annually 2007 through 2012                   15.0            15.0
  8.59% Notes, payable 2017                                              14.5            14.5
  8.70% Notes, payable $2.0 annually 2018 through 2022                   10.0            10.0
  6.67% Notes, payable $15.0 annually 2001 through 2005                  75.0            75.0
Other                                                                     4.5             2.3
                                                                     --------        --------
                                                                        169.5           167.3
                                                                     --------        --------
                                                                        799.6           598.3
Less - current maturities                                               (41.1)          (12.8)
                                                                     --------        --------

Long-term debt                                                       $  758.5        $  585.5
                                                                     ========        ========





                                    8 of 27

Interest rates on commercial paper and money market funds ranged from 3.49% to 5.11% during 1994 and from 3.10% to 4.27% during 1993. Commercial paper and money market funds outstanding at September 30, 1994 and December 31, 1993 were classified as long-term debt. MAPCO has the ability and intent, if necessary, under a bank credit agreement to refinance commercial paper and money market funds with long-term debt having maturities in excess of one year.

MAPCO has a bank credit agreement for a line of credit of $300 million. The bank credit agreement provides for reduction of the total commitment in quarterly increments of $25 million commencing June 30, 1998. Interest on borrowings under the bank credit agreement would be at rates generally less than the prime interest rate. MAPCO must pay a commitment fee to maintain the bank credit agreement. This agreement serves as back-up for commercial paper and money market funds. As of September 30, 1994, no borrowings were outstanding under the bank credit agreement.

As of September 30, 1994, MAPCO had $342.8 million of Medium Term Notes outstanding. The Notes mature at various times through 2022 and bear interest at rates ranging from 7.00% to 8.87%.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two Natural Gas Liquids' subsidiaries to MAPCO. At September 30, 1994, $186 million of net assets were restricted by such provisions.


Note 6 - Employee Benefit Plans

With respect to its Employee Stock Ownership Plan ("ESOP"), MAPCO recognized $.6 million and $1.8 million as compensation expense for the three and nine months ended September 30, 1994, respectively, and $.5 million and $1.4 million for the three and nine months ended September 30, 1993, respectively. Interest expense on ESOP related debt was $1.4 million and $4.2 million for the three and nine months ended September 30, 1994, respectively, and $1.5 million and $4.6 million for the three and nine months ended September 30, 1993, respectively. Dividends on the allocated and unallocated MAPCO common stock held by the ESOP were $.6 million and $1.8 million for the three and nine months ended September 30, 1994 and 1993, respectively, and are used for ESOP debt service.


Note 7 - Contingencies

State Royalty Oil Settlement

The refining and marketing arm of the Company, MAPCO Petroleum Inc., operates a refinery in Alaska through its subsidiary, MAPCO Alaska Petroleum Inc. ("MAPI"). Since 1978, MAPI (and/or its predecessor)





                                    9 of 27
has had long-term agreements with the state of Alaska (the "State") to purchase royalty oil from the State at prices linked to amounts payable by North Slope oil producers in satisfaction of their royalty obligations to the State. In 1977, the State commenced suit against the producers (in an action entitled State of Alaska v. Amerada Hess, et al.) alleging that they incorrectly calculated their royalty payments.

As of April 1992, the State had settled its royalty oil claims against all of the producers. On the basis of these settlements, the State billed MAPI for retroactive increases in the prices paid by MAPI under all four of its royalty oil purchase agreements. The State's claim against MAPI was based upon the difference between the volume weighted average paid by the producers and the revised royalty values adopted by the State.

The State's claim was comprised of retroactive price adjustments of $98 million, $9.2 million, $2.9 million and $6.4 million not including future interest.

MAPI commenced litigation against the State in 1992 seeking a determination that it was not liable for retroactive price increases. The parties have now settled all pending claims and entered into a settlement agreement effective August 1, 1994. Pursuant to the settlement, MAPI paid the State the entire $95 million settlement during August, September and October. MAPI accrued $68.7 million during the second quarter of 1994 related to the settlement.


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





                                    10 of 27

General Litigation

The Company is involved in various other lawsuits, claims and regulatory proceedings incidental to their businesses. In the opinion of management, the probability is remote that the outcome of such matters will have a material adverse effect on the Company's business, consolidated financial position or results of operations.





                                    11 of 27

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THIRD QUARTER 1994 VS. THIRD QUARTER 1993

Items which had a significant impact on the variances between third quarter 1994 and 1993 results of operations were:

- - - --       MAPCO Natural Gas Liquids acquired the assets of Emro Propane Company on September 1, 1994.  In a related transaction, MAPCO Petroleum sold its Florida retail convenience stores to Emro Marketing Company.

- - - --       Market conditions in the third quarter of 1993 provided favorable refined product margins at both of MAPCO's refineries. Third quarter 1994 market conditions have resulted in significantly lower margins and refinery profits.

- - - --       The 1993 third quarter benefitted from $8.4 million received from the settlement of a supply contract price dispute.

- - - --       Third quarter 1993 net income included an increase in federal income taxes of $8.3 million as a result of the Omnibus Budget Reconciliation
         Act of 1993.


Sales and Operating Revenues

                              Sales and Operating Revenues
                             ------------------------------
                                     Three Months
                                  Ended September 30,
                             ------------------------------
Segment                       1994       1993      Variance
- - - -----------------            ------     ------     --------
                                     (In Millions)
Natural Gas Liquids          $100.3     $ 93.8     $   6.5
Petroleum                     614.2      480.3       133.9
Coal                          106.2      102.2         4.0
Eliminations                  (15.4)     (10.7)       (4.7)
                             ------     ------     -------
                             $805.3     $665.6     $ 139.7
                             ======     ======     =======

Sales and operating revenues increased $139.7 million due to the following:

- - - --       The $6.5 million increase in Natural Gas Liquids ("NGL") segment revenues is primarily attributable to: (a) higher deliveries of demethanized mix as higher Gulf Coast ethane prices have promoted increased ethane recovery by producers, (b) additional throughput volumes from new plant connections completed during the past year and a new long-term contract with a major customer, (c) higher retail propane sales from the acquisition of the assets of Emro, and (d) increased Westpan gas liquids volumes.





                                    12 of 27

- - - --       Petroleum segment sales exceeded last year's third quarter by $133.9 million, primarily due to higher petroleum product purchasing and marketing activities and higher sales by the Memphis Refinery.  The
         Petroleum segment has significantly increased its petroleum product purchasing and marketing activities during the current year, resulting in a sales increase of $113.8 million.  Sales at the Memphis Refinery were $18.1 million higher because of increased demand and slightly higher sales prices.

- - - --       Coal segment sales were $4.0 million higher principally reflecting the benefit of price increases on long-term contracts and increased coal brokerage activity.


Outside Purchases and Operating Expenses

Outside purchases and operating expenses were as follows (in millions):

                                               Three Months Ended, September 30,
              ---------------------------------------------------------------------------------------------------
                            1994                              1993                            Variance
              -------------------------------   -------------------------------   -------------------------------
               Outside   Operating               Outside   Operating               Outside   Operating
Segment       Purchases   Expenses    Total     Purchases   Expenses    Total     Purchases   Expenses    Total
- - - ------------  ---------  ---------  ---------   ---------  ---------  ---------   ---------  ---------  ---------
NGL           $   13.7   $   46.0   $   59.7    $   20.5   $   38.8   $   59.3    $   6.8    $  (7.2)   $    (.4)
Petroleum        527.2       41.2      568.4       380.4       36.1      416.5     (146.8)      (5.1)     (151.9)
Coal              10.2       74.6       84.8         6.7       73.4       80.1       (3.5)      (1.2)       (4.7)
              ---------  ---------  ---------   ---------  ---------  ---------   ---------  ---------  ---------
              $  551.1   $  161.8   $  712.9    $  407.6   $  148.3   $  555.9    $(143.5)   $ (13.5)   $ (157.0)
              =========  =========  =========   =========  =========  =========   =========  =========  =========


Outside purchases increased $143.5 million, primarily due to significantly higher petroleum product purchasing and marketing activities and to the higher sales volumes at the Memphis Refinery. Natural Gas Liquids' outside purchases decreased $6.8 million primarily because of lower prices and volumes. The $3.5 million increase in Coal's outside purchases was due to higher brokerage volumes.

Operating expenses increased $13.5 million over the 1993 quarter because of higher expenses in all three segments. NGL's operating expenses increased $7.2 million primarily due to higher costs resulting from the Emro acquisition and $1.9 million in charges in the current quarter for litigation matters. Petroleum's operating expenses increased $5.1 million primarily because last year's costs were reduced $8.4 million by the settlement of a supply contract pricing dispute. Excluding the supply contract settlement, Petroleum's operating expenses were $3.3 million lower than last year because last year's third quarter costs included significant environmental accruals. Coal's operating expenses were $1.2 million higher primarily reflecting increased overburden removal costs at the Martiki mine.


Selling, General and Administrative

Selling, general and administrative costs decreased $3.0 million principally due to lower benefits costs.





                                    13 of 27

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $1.2 million because of higher depreciation and goodwill amortization associated with the Emro acquisition.


Interest and Debt Expense

Interest expense increased $1.0 million principally because of fixed rate debt for Seminole Pipeline Company ("Seminole") placed in late 1993.


Other Income

Other income increased $1.7 million primarily because of a $2.2 million contingent liability charge in 1993 associated with a non-operating business entity.


Operating Profit

                                    Operating Profit
                             ------------------------------
                                      Three Months
                                  Ended September 30,
                             ------------------------------
Segment                       1994       1993      Variance
- - - -------------------          ------     ------     --------
                                     (In Millions)
Natural Gas Liquids          $ 22.4     $ 21.7      $   .7
Petroleum                      22.1       40.0       (17.9)
Coal                           10.5       11.7        (1.2)
                             ------     ------      ------
                             $ 55.0     $ 73.4      $(18.4)
                             ======     ======      ======

Operating profit decreased $18.4 million primarily because of lower profits in the Petroleum segment.

- - - --   Petroleum's operating profit in the 1993 quarter benefitted from the receipt of $8.4 million related to the settlement of a supply contract dispute. The remaining unfavorable variance is primarily attributable to lower refinery margins in the current quarter. Higher crude prices at both the Memphis and North Pole Refineries and lower refined product sales prices at the North Pole Refinery are the principal reasons for the lower refined product margins.

- - - --   NGL's operating profit increased $.7 million primarily because of higher transportation profits, partially offset by lower retail propane profits.
     Increased demethanized mix deliveries and higher throughput volumes from new plant connections and a new long-term contract with a major customer more than offset the overall increase in transportation operating expenses.  Retail propane profits are lower primarily because of litigation liability accruals recorded in the current quarter.





                                    14 of 27

- - - --   Coal's operating profit decreased $1.2 million primarily reflecting higher expenses at Martiki due to higher overburden removal costs, partially offset by overall higher coal sales prices.


Net Income

MAPCO's consolidated net income was $24.7 million or $.83 per share for the 1994 quarter, compared to net income of $26.9 million or $.90 per share for the 1993 quarter. Average common shares outstanding were 29.9 million in the 1994 quarter and 30.0 million in the 1993 quarter. Net income in 1993 was reduced $5.5 million, or $.18 per share, from the negative impact of the federal income tax increase and adjustments to environmental and litigation reserves, partially offset by the favorable resolution of the supply contract pricing dispute.


YEAR-TO-DATE 1994 VS. YEAR-TO-DATE 1993

                           Sales and Operating Revenues
                           ----------------------------
                                   Nine Months
                               Ended September 30,
                           ----------------------------
   Segment                   1994      1993    Variance
   --------------------    --------  --------  --------
                                  (In Millions)
   Natural Gas Liquids     $  345.6  $  334.6   $  11.0
   Petroleum                1,626.7   1,416.5     210.2
   Coal                       313.2     302.1      11.1
   Eliminations               (50.0)    (32.6)    (17.4)
                           --------  --------   -------
                           $2,235.5  $2,020.6   $ 214.9
                           ========  ========   =======


Sales and Operating Revenues

Sales and operating revenues increased $214.9 million due to the following:

- - - --   NGL's current year revenues have increased $11.0 million over 1993.  The increase is primarily attributable to: (a) increased pipeline deliveries as higher Gulf Coast ethane prices have promoted increased ethane recovery by producers,  (b) additional throughput volumes from new plant connections completed during the past year and a new long-term contract with a major customer, (c) the completion of the Seminole Loop expansion on May 1, 1993, and (d) higher Westpan gas liquids volumes.  These improvements were partially offset by lower retail propane sales which resulted from a decrease in average sales prices and lower volumes.  The lower retail volumes resulted from fewer plants in operation in the current year due to strategic plant divestitures.  Retail volumes are expected to increase significantly in the fourth quarter from the acquisition of the assets of Emro on September 1, 1994.





                                    15 of 27

- - - --   Petroleum's sales and operating revenues increased $210.2 million.
     Significantly higher petroleum product purchasing and marketing activity is the primary reason for the sales increase. Higher sales by the Memphis Refinery and Retail Marketing were offset by lower North Pole and Express Fuels sales. Refined product sales volumes at the Memphis Refinery were over 3 million barrels higher in the current year, which was partially offset by lower sales prices. Retail sales increased over last year, despite operating an average of 21 fewer stores, because of higher diesel and merchandise sales volumes. Sales at the North Pole Refinery were lower because of lower average sales prices. Sales also decreased due to the sale of Express Fuels in June, 1993.

- - - --   Coal segment revenues increased  $11.1 million primarily due to: (a)
     increased brokerage volumes, (b) price increases on long-term contracts, and (c) higher sales volumes related to increased production at the Mettiki mine. These positive factors were partially offset by reduced revenues at the Pontiki mine, reflecting lower production levels.

Outside Purchases and Operating Expenses

Outside purchases and operating expenses were as follows (in millions):

                                                Nine Months Ended, September 30,
              ---------------------------------------------------------------------------------------------------
                            1994                              1993                            Variance
              -------------------------------   -------------------------------   -------------------------------
               Outside   Operating               Outside   Operating               Outside   Operating
Segment       Purchases   Expenses    Total     Purchases   Expenses    Total     Purchases   Expenses    Total
- - - ------------  ---------  ---------  ---------   ---------  ---------  ---------   ---------  ---------  ---------
NGL           $   74.1   $  137.2   $  211.3    $   91.8   $  121.1   $  212.9    $  17.7    $ (16.1)   $    1.6
Petroleum      1,351.4      193.8    1,545.2     1,146.6      115.9    1,262.5     (204.8)     (77.9)     (282.7)
Coal              30.3      221.2      251.5        22.6      212.6      235.2       (7.7)      (8.6)      (16.3)
              ---------  ---------  ---------   ---------  ---------  ---------   ---------  ---------  ---------
              $1,455.8   $  552.2   $2,008.0    $1,261.0   $  449.6   $1,710.6    $(194.8)   $(102.6)   $ (297.4)
              =========  =========  =========   =========  =========  =========   =========  =========  =========


Outside purchases and operating expenses increased $194.8 million and $102.6 million, respectively, due to the following:

- - - --   Natural Gas Liquids' outside purchases decreased $17.7 million primarily because of lower prices and volumes.  Retail propane volumes have decreased from last year as a result of plant divestitures in late 1993.

     Natural Gas Liquids' operating expenses increased $16.1 million primarily due to: (a) testing and refurbishing expenses on a portion of the Mid-America Pipeline in connection with the commencement of a new long-term contract with a major customer, (b) costs associated with the buyout of a gas supply contract, (c) higher gas processing and fractionation expenses due to increased volumes, and (d) increased litigation reserves.

- - - --   Petroleum's outside purchases increased $204.8 million.  Significantly higher petroleum product purchasing and marketing activity resulted in a $211.8 million increase in outside purchases. The remaining variance was attributable to lower purchases by the North Pole Refinery which more than offset higher outside purchases by the Memphis Refinery and Retail Marketing. Lower average crude prices were the primary reason for the decrease in outside purchases





                                    16 of 27
     at the North Pole Refinery. The Memphis Refinery's higher purchases were due to the higher volume of crude processed partially offset by lower average crude prices. Retail Marketing's outside purchases increased because of higher sales volumes.

     Petroleum's operating expenses in 1994 were $77.9 million higher than in 1993 due to: (a) the $68.7 million accrual relative to the State Royalty Oil settlement, (b) the supply contract pricing dispute settlement which reduced 1993 expenses by $8.4 million, and (c) a favorable $2.0 million environmental claim settlement which reduced last year's operating expenses at the North Pole Refinery.

- - - --   Coal's outside purchases were $7.7 million higher principally due to additional brokerage volumes.

     Coal's operating expenses increased $8.6 million reflecting: (a) increased overburden removal costs at the Martiki mine, (b) higher operating levels at the Mettiki mine, (c) the combination of adverse mining conditions and equipment failures at the Pontiki mine, and (d) less favorable mining conditions at the Dotiki mine.


Interest and Debt Expense

Interest and debt expense increased $3.2 million primarily because of fixed rate debt for Seminole placed in late 1993 and higher amounts of interest capitalized in 1993 relative to the Seminole Loop expansion project.


Operating Profit

                                    Operating Profit
                             ------------------------------
                                       Nine Months
                                   Ended September 30,
                             ------------------------------
Segment                       1994       1993      Variance
- - - -------------------          ------     ------     --------
                                    (In Millions)
Natural Gas Liquids          $ 81.4     $ 83.7      $ (2.3)
Petroleum                       8.9       82.6       (73.7)
Coal                           29.4       35.7        (6.3)
                             ------     ------      ------
                             $119.7     $202.0      $(82.3)
                             ======     ======      ======


Year-to-date operating profit was $82.3 million less than the prior year. Excluding the $68.7 million charge in the second quarter of 1994 associated with the State Royalty Oil settlement, operating profit decreased $13.6 million.

- - - --   NGL's operating profit was $2.3 million less than in 1993 because lower transportation and gas processing profits more than offset increased retail propane profits. Higher transportation operating expenses, particularly in the first quarter when a major pipeline testing and refurbishing project was underway, more than offset





                                    17 of 27
     increased throughput volumes from increased ethane recovery, new plant connections and a new long-term contract with a major customer. Gas processing's operating profit was negatively impacted by lower NGL sales prices and higher operating expenses. Retail propane profits improved primarily because higher propane margins resulting from lower propane supply costs more than offset higher operating expenses.

- - - -- Petroleum's operating profit was $73.7 million lower than in 1993. Excluding the State Royalty Oil settlement charge, Petroleum's operating profit was $5.0 million lower than last year. The decrease is attributable to lower North Pole Refinery profits partially offset by higher Memphis Refinery profits. North Pole's lower profits are due to lower year-to-date margins which have been affected by lower refined product sales prices and because last year's operating profit benefitted from the supply contract pricing dispute settlement. Memphis Refinery's profits have increased due to the high margins and operating profit experienced in the first quarter of 1994.

- - - --   Coal's operating profit was $6.3 million below 1993 primarily because of the combination of higher overburden removal costs at the Martiki mine, adverse mining conditions and equipment failures at the Pontiki mine and less favorable mining conditions at the Dotiki mine.  These unfavorable factors were partially offset by higher production volumes, sales prices and profits at the Mettiki mine.


Income Taxes

MAPCO's effective income tax rate through September 30, 1994 was 33.8% compared to 37.4% at September 30, 1993. The decrease in the effective tax rate is primarily due to the impact on 1993 deferred tax expense of the corporate tax rate increase prescribed by the Omnibus Budget Reconciliation Act of 1993 ("OBRA"). The difference between the statutory Federal income tax rate of 35% and the effective tax rate is primarily due to statutory depletion, partially offset by state income taxes.


Net Income

MAPCO's consolidated net income was $41.5 million or $1.39 per share compared to $92.1 million or $3.07 per share in 1993. Average common shares outstanding for the nine months ended September 30, 1994 and 1993 were 30.0 million. Net income was reduced $1.52 per share in the second quarter of 1994 due to additional amounts accrued relative to the State Royalty Oil settlement. Last year's net income was reduced $.18 per share from the negative impact of OBRA and certain environmental accruals, partially offset by the positive impact of the supply contract settlement.





                                    18 of 27

FINANCIAL CONDITION

Cash Generation (Usage)

Cash generation (usage) was as follows (in millions):

Nine Months Ended, September 30,                                               1994        1993
                                                                             --------    --------
 Funds provided by operations                                                $  142.4    $  181.5
 Changes in operating assets and liabilities                                    (93.1)       14.1
                                                                             --------    --------
 Net cash provided by operating activities                                       49.3       195.6
 Net cash used in investing activities                                         (261.7)     (114.3)
 Net cash provided by (used in)
   financing activities                                                         169.8       (78.9)
                                                                             --------    --------
 Cash generation (usage)                                                     $  (42.6)   $    2.4
                                                                             ========    ========

Funds provided by operations in 1994 as compared to 1993 decreased primarily due to lower operating profit in the Petroleum segment resulting from the State Royalty Oil settlement. The negative impact of the change in operating assets and liabilities of $93.1 million in 1994 was primarily due to: (a) a decrease in litigation reserves and taxes payable due to the payment of the State Royalty Oil settlement, (b) an increase in receivables resulting from higher Petroleum segment sales, and (c) a decrease in payables resulting from less favorable terms for foreign crude purchases. These items were partially offset by the impact on payables of higher Petroleum segment purchases and higher accrued interest.

Capital expenditures in 1994 were $278.5 million, of which $43.4 million was for capital items necessary to maintain existing operations, compared to capital expenditures of $123.5 million in 1993, of which $38.3 million was for capital items necessary to maintain existing operations. Capital expenditures in 1994 included $191 million for the acquisition of the assets of Emro. Capital expenditures in 1993 included $51 million for expansion of the Seminole Pipeline.

Financing activities for the first nine months of 1994 included: (a) borrowings of $199.1 million to fund the acquisition of the assets of Emro and the State Royalty Oil settlement, (b) dividend payments of $22.5 million, and
(c) the repurchase of 119,466 shares of MAPCO common stock for $7.2 million. Financing activities for the first nine months of 1993 included the repayment of $56.7 million of debt and the payment of $22.5 million of dividends.


Capitalization

Capitalization, which includes long-term debt (excluding current maturities) and stockholders' equity, increased from $1,160 million at December 31, 1993 to $1,348 million at September 30, 1994. The increase is primarily attributable to debt incurred for the acquisition of the assets of Emro and for payments made on the State Royalty Oil settlement. MAPCO's long-term debt as a percent of capitalization was 56% at September 30, 1994 compared to 50% at December 31, 1993.





                                    19 of 27

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two NGL subsidiaries to MAPCO. At September 30, 1994, $186 million of net assets were restricted by such provisions.


Liquidity and Capital Resources

MAPCO's primary sources of liquidity are its cash and cash equivalents, internal cash generation, and external financing. At September 30, 1994 MAPCO had $27.2 million of cash and cash equivalents.

MAPCO's external financing sources include its bank credit agreement, its uncommitted bank credit lines and its ability to issue public or private debt, including commercial paper. MAPCO renegotiated its bank credit agreement in April 1994, obtaining a $300 million commitment. The total commitment under the bank credit agreement reduces in quarterly amounts of $25 million beginning June 30, 1998. This agreement serves as a back-up for commercial paper and bank borrowings outstanding. As of September 30, 1994, no borrowings were outstanding under the bank credit agreement.

In 1990, MAPCO filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $400 million of debt securities. As of September 30, 1994, MAPCO had outstanding $343 million of Medium Term Notes under this registration. MAPCO has the authorization to issue up to an additional $47 million of Medium Term Notes. The proceeds from any debt issued under the shelf registration statement have been and will continue to be used for general corporate purposes, including working capital, capital expenditures, reduction of other debt and acquisitions.

MAPCO reached a settlement with the state of Alaska in connection with litigation over royalty oil payments and paid the settlement during August, September and October. See Note 7 - Contingencies for a detailed discussion of this matter.

Capital expenditures in 1994 are expected to be approximately $337 million, of which approximately $266 million will be for acquisitions and expansion projects. On September 1, 1994, MAPCO completed the acquisition of the assets of Emro which included the transfer to Emro Marketing Company of MAPCO Florida Inc.'s retail convenience store assets in Florida. The purchase price of this acquisition has been reflected in the expected capital expenditures for 1994. MAPCO financed this acquisition through the issuance of commercial paper and money market funds. MAPCO's existing debt and credit agreements contain covenants which limit the amount of additional indebtedness the Company can incur. Management believes, however, that MAPCO has sufficient capacity to fund its anticipated needs. MAPCO's liquidity is expected to be sufficient to meet currently projected capital expenditures, environmental compliance costs, debt service and dividends. MAPCO anticipates that future excess internal cash generation will be used primarily for debt reduction and capital expenditures.





                                    20 of 27

                                    PART II
                               OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

   (a).       Exhibits

              Exhibit 10 - Settlement Agreement between MAPCO Alaska Petroleum Inc. and the state of Alaska executed on August 31, 1994, and effective August 1, 1994.

              Exhibit 11 - Statement Regarding Computation of per Share
              Earnings.

              Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

              Exhibit 27 - Financial Data Schedule.


   (b).       Reports on Form 8-K

              - Current Report on Form 8-K filed September 2, 1994, regarding the settlement of litigation between the state of Alaska and MAPCO Alaska Petroleum Inc.

              - Current Report on Form 8-K filed September 12, 1994, relating to the Company's completion of its acquisition of the assets of Emro Propane Company, as amended and supplemented by Current Report on Form 8-K/A (Amendment No. 1) filed November 7, 1994, and Current Report on Form 8-K/A (Amendment No. 2) filed November 10, 1994.





                                    21 of 27

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          MAPCO Inc.



Date: November 10, 1994                   /s/ FRANK S. DICKERSON, III
                                         Frank S. Dickerson, III
                                         Senior Vice President,
                                         Chief Financial Officer,
                                         and Treasurer



Date: November 10, 1994                   /s/ DONALD R. WELLENDORF
                                         Donald R. Wellendorf
                                         Vice President and Controller





                                    22 of 27

                               INDEX TO EXHIBITS


                                                                 Page
                                                                Number
                                                                ------
Exhibit 10    Settlement Agreement between MAPCO Alaska
               Petroleum Inc. and the state of Alaska
               executed on August 31, 1994, and effective
               August 1, 1994.

Exhibit 11    Statement Regarding Computation of per
               Share Earnings                                    24-25

Exhibit 12    Computation of Ratio of Earnings to Fixed
               Charges                                             26

Exhibit 27    Financial Data Schedule                              27





                                    23 of 27