Form 10-K
period 1994-12-31
MAPCO INC
filed 1995-03-28
CIK 62142

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

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                             ---------------------

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM _____  TO _____

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                             WHICH REGISTERED
- ---------------------------------------------  ----------------------------------------------
         Common Stock, $1.00 Par value                    New York Stock Exchange
                                                           Pacific Stock Exchange
                                                           Chicago Stock Exchange

        $400 million in Debt Securities                             None
($400 million designated as Medium-Term Notes,
  $353 million of which have been issued (and
$21 million of which have matured and have been
  paid) as of March 27, 1995, with maturities
           from 9 months to 30 years)

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
REQUIREMENTS FOR THE PAST 90 DAYS. YES   X   NO     .
                                        ---     ---

     THE AGGREGATE MARKET VALUE OF MAPCO INC.'S ("MAPCO") VOTING STOCK HELD BY NON-AFFILIATES OF MAPCO, BASED ON THE LAST SALE PRICE OF MAPCO COMMON STOCK ON THE NEW YORK STOCK EXCHANGE ON MARCH 27, 1995 WAS $1,614,328,272. ON THAT DATE, 29,894,968 SHARES OF MAPCO COMMON STOCK WERE OUTSTANDING, OF WHICH 29,392,448 SHARES WERE HELD BY NON-AFFILIATES.

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                                         PAGE
                                                                                         ----
Item  1.   Business....................................................................    1
             BUSINESS OF MAPCO.........................................................    1
             NATURAL GAS LIQUIDS.......................................................    1
             PETROLEUM.................................................................    5
             COAL......................................................................    8
             EXECUTIVE OFFICERS OF MAPCO INC. .........................................   12
             EMPLOYEES.................................................................   12
Item  2.   Properties..................................................................   12
Item  3.   Legal Proceedings...........................................................   12
Item  4.   Submission of Matters to a Vote of Security Holders.........................   14

                                           PART II
Item  5.   Market for Registrant's Common Equity and Related Stockholder Matters.......   14
Item  6.   Selected Financial Data.....................................................   14
Item  7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................................   15
Item  8.   Financial Statements and Supplementary Data.................................   24
Item  9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................................   24

                                          PART III
Item 10.   Directors and Executive Officers of the Registrant..........................   24
Item 11.   Executive Compensation......................................................   24
Item 12.   Security Ownership of Certain Beneficial Owners and Management..............   24
Item 13.   Certain Relationships and Related Transactions..............................   24

                                           PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............   25
SIGNATURES.............................................................................   28

                                       (i)

                                     PART I

ITEM 1. BUSINESS.

                               BUSINESS OF MAPCO

     MAPCO Inc. ("MAPCO" or the "Company") is a diversified energy company which, through separate subsidiaries and affiliates, is engaged in the production of natural gas liquids ("NGLs") and coal; the transportation by pipeline of NGLs, anhydrous ammonia and refined petroleum products; the transportation by truck of refined petroleum products; the refining of crude oil; the marketing of NGLs, refined petroleum products, coal, fertilizers and crude oil; the trading of crude oil, refined petroleum products and NGLs; NGL storage; and the marketing of motor fuel and merchandise through convenience store operations. MAPCO was incorporated in Delaware in 1958 and has its principal executive offices in Tulsa, Oklahoma. For convenience of reference and simplification of this report, references herein to MAPCO or the Company include its subsidiaries or affiliates, unless the context requires otherwise.

SEGMENT INFORMATION

     The segment reporting structure for MAPCO is as follows:

               SEGMENT                   BUSINESS ACTIVITY INCLUDED WITHIN SEGMENT
    -----------------------------  ------------------------------------------------------
    Natural Gas Liquids..........  Liquid Petroleum Gas ("LPG") and Fertilizer Sales, NGL
                                   Production and Gas Processing, Pipeline Operations and
                                   Underground Storage.
    Petroleum....................  Refining, Retail and Wholesale Marketing, and Crude,
                                   NGL and Refined Products Trading.
    Coal.........................  Coal Production and Marketing.

     Financial information about these segments for each of the three years ended December 31, 1994 is set forth in Note 9 to the consolidated financial statements on page F-15 and Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 24.

                              NATURAL GAS LIQUIDS

GENERAL

     The Natural Gas Liquids segment operations include the transportation and processing of NGLs as well as pipeline transportation of anhydrous ammonia, refined products and crude oil. The NGL segment operations also include fractionation, underground storage and the wholesale and retail marketing of NGLs and fertilizers. The 1994 Natural Gas Liquids segment revenues were $510.3 million and operating profit was $131.2 million compared to $465.2 million of revenues and $118.8 million of operating profit in 1993.

LPG AND FERTILIZER SALES

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

     The marketing of propane and related appliances is carried on under the trade names "Thermogas" and "Fuel Gas" through 192 Company-owned and operated retail plants in states in the upper Midwest and the Southeast regions of the United States. Propane is also supplied to dealers operating in the same area, as well as to wholesale outlets and industrial accounts. Based upon published industry data, Thermogas is currently the fourth largest retail propane marketer in the United States. In 1994, MAPCO sold 253.8 million gallons of retail propane compared to 232.4 million gallons in 1993.

     On September 1, 1994, Thermogas Company, a wholly-owned subsidiary of MAPCO Natural Gas Liquids Inc., acquired the assets of Emro Propane Company, a subsidiary of Emro Marketing, which is a wholly-owned subsidiary of Marathon Oil (hereinafter "Emro"). The assets acquired included fifty-seven (57) retail propane plants in the states of Illinois, Indiana, Michigan and Ohio. As part of the consideration for the assets of Emro, MAPCO transferred thirty-nine (39) retail petroleum convenience stores in Florida and one travel stop facility in Tennessee from its Petroleum segment operations to Emro.

     Approximately 95% of the propane sold by MAPCO in 1994 was purchased from outside sources. The largest propane supplier accounted for approximately 21% of such outside purchases during 1994. MAPCO's propane supply arrangements are standard for the industry with prices being subject to adjustment in accordance with changes in industry-wide market price levels.

     MAPCO, at 43 of its Thermogas retail plants, also blends, markets and applies nitrogen solutions, fertilizers, mixed fertilizers and agricultural chemicals. Fluid fertilizers are sold under the trade name "Thermogas Fluid Fertilizer." In 1994, 137,671 tons of wholesale and retail fluid fertilizer ingredients were sold in the Midwest and Southeast as compared to 139,393 tons in 1993. Most of these sales were made during the Spring.

NGL PRODUCTION AND GAS PROCESSING

     MAPCO owns certain liquefiable hydrocarbons in natural gas under 234,000 acres in the West Panhandle gas field of Texas. MAPCO obtains its liquids through the processing of the gas at three plants it owns and operates in this field. Although only one of the plants is currently operating, these plants have a combined processing capacity of 260 million cubic feet of gas per day. In 1994, an average of 5,655 barrels per day of NGLs was produced and sold from the West Panhandle field, compared to 5,021 barrels per day in 1993. The extracted liquids are moved through MAPCO's Mid-America and Seminole pipeline systems to Midwestern and Gulf Coast markets.

     Since 1991, MAPCO's West Panhandle field gas supplier has taken more than its percentage ownership share of the field's production. The cumulative effect of this acceleration in gas taken has resulted in the Westpan operations having a 31.7 billion cubic feet and $29.4 million over-take position. This imbalance will be adjusted by offsets from future field production. MAPCO uses the sales method of accounting for its gas balancing arrangements which allows the immediate recognition of all revenues on NGLs sold. The acceleration in gas taken contributed an estimated $5.7 million, $4.3 million and $9.0 million to MAPCO's consolidated operating profit in 1994, 1993 and 1992, respectively.

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

MID-AMERICA PIPELINE

     Mid-America Pipeline Company ("Mid-America"), a wholly-owned subsidiary of MAPCO Natural Gas Liquids Inc., owns and operates 7,204 miles of pipeline and related storage facilities.

     The Mid-America pipeline system transports NGLs which consist of: propane used as fuel and petrochemical feedstock; butane and natural gasoline used as refinery and petrochemical feedstock; ethane-propane mixtures and ethylene used as petrochemical feedstock; and mixed NGLs for further fractionation. The pipeline system consists of 7,185 miles of pipe varying in diameter from two to twelve inches. The main line of this pipeline system runs from the Wyoming-Utah Overthrust Belt area through the northwestern New Mexico portion of the Four Corners area to near Hobbs, New Mexico, and from Hobbs to Conway, Kansas, where it branches into east and west legs. The west leg extends to near Minneapolis, Minnesota, and the east leg leads to near Janesville, Wisconsin. Spurs from these legs extend into southeast Kansas, Iowa and Illinois.

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

MAPCO AMMONIA PIPELINE

     MAPCO Ammonia Pipeline (the "Ammonia System") transports liquid anhydrous ammonia for use as fertilizer. This system consists of 1,093 miles of pipeline varying from four to eight inches in diameter. It receives ammonia from plants in the Texas Panhandle and near Enid and Tulsa, Oklahoma for delivery to points principally in Kansas, Nebraska, Iowa and southern Minnesota.

SEMINOLE PIPELINE

     Seminole Pipeline Company ("Seminole") owns 1,311 miles of pipeline, predominantly fourteen inches in diameter, extending from Hobbs Station in west Texas to the Mont Belvieu Terminal on the Texas Gulf Coast, together with related pumping, metering and storage facilities. MAPCO owns 80% of the stock of Seminole and operates and manages the pipeline.

     Seminole operates as a batch system moving demethanized mix, ethane-propane mix and specification liquid products. Products are received from gas processing plants and from Mid-America for delivery to various destinations along the pipeline system. The Texas Gulf Coast market served by Seminole is predominantly for petrochemical and refining feedstock.

     During 1993, Seminole completed an expansion of the pipeline which consisted of an additional 544-mile, 14-inch pipeline from west Texas to Mont Belvieu, Texas, increasing the potential capacity of the line to 300,000 barrels per day.

     See "Legal Proceedings" Item 3 beginning on page 12 for information concerning litigation proceedings connected with Seminole.

LIQUID MOVEMENTS

     The following table summarizes the Mid-America, Ammonia and Seminole Systems' total movements of liquids in millions of barrel miles (barrels of liquids times number of miles transported) and revenue per 100 barrel miles for each of the past five years:

                                                        BARREL MILES (IN MILLIONS)
                                                     AND REVENUE PER 100 BARREL MILES
                                           ----------------------------------------------------
                                             1994       1993       1992       1991       1990
                                           --------   --------   --------   --------   --------
    Natural Gas Liquids..................   109,854     95,568     90,951     87,966     79,990
    Anhydrous Ammonia....................     3,851      3,587      3,976      3,743      3,692
    Crude Oil and Refined Products.......     4,900      4,711      4,636      4,068      4,510
                                            -------    -------    -------    -------    -------
              Total......................   118,605    103,866     99,563     95,777     88,192
                                            =======    =======    =======    =======    =======
    Revenue Per 100 Barrel Miles.........     18.7c.     19.3c.     19.8c.     20.2c.     20.8c.
                                            =======    =======    =======    =======    =======

     The Mid-America, Ammonia and Seminole Systems operate as common carriers. The single largest shipper accounted for approximately 22.6% of pipeline transportation revenues during 1994. Total pipeline deliveries in 1994 were 273 million barrels, compared with 245 million barrels in 1993.

LIQUIDS SUPPLY

     The Department of Energy estimates of total proved reserves of NGLs for Mid-America's and Seminole's source of supply areas in Texas, New Mexico, Oklahoma, Kansas, Colorado, Wyoming and Utah are as follows:

                                                                   TOTAL INDUSTRY RESERVES
                                                                   IN MILLIONS OF BARRELS
                                                                   -----------------------
        December 31, 1990........................................        4,437
        December 31, 1991........................................        4,316
        December 31, 1992........................................        4,351
        December 31, 1993........................................        4,172
        December 31, 1994........................................    Not Available

     Mid-America's and Seminole's supply areas are also served by other pipelines.

UNDERGROUND STORAGE

     Underground storage facilities for NGLs are owned or operated by MAPCO at locations along its pipeline system in the states of Iowa, Kansas, Nebraska, Oklahoma and Texas. The capacity of these facilities on December 31, 1994 was approximately 16 million barrels. Other storage operations compete with MAPCO for storage leasing in the Conway and Hutchinson, Kansas areas. Competition is intense in the storage business.

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

     The Natural Gas Liquids segment did not incur in 1994 and does not at this time anticipate any material capital expenditures for environmental control facilities in 1995.

                                   PETROLEUM
GENERAL

     The Petroleum segment operates two refining and marketing systems: the Alaska System and the Mid-South System. The Alaska System includes a refinery at North Pole, Alaska, the wholesale marketing of refined petroleum products, and a 22-unit chain of retail motor fuel and convenience store outlets. The Mid-South System includes a refinery at Memphis, Tennessee, the wholesale and spot marketing of refined petroleum products and NGLs, a 182-store chain of retail motor fuel convenience stores and interstate fuel stops in 9 Southeastern states.

     The 1994 Petroleum segment revenues were $2,187.0 million and operating profit was $26.4 million ($95.1 million before the $68.7 million negative impact from the Alaska Royalty Oil settlement described under "Legal Proceedings," Item 3 beginning on page 12) compared to $1,881.0 million of revenues and $108.9 million of operating profit in 1993.

ALASKA SYSTEM

NORTH POLE REFINERY

     MAPCO's refinery, located near Fairbanks at North Pole, Alaska ("North Pole Refinery"), is the largest refinery in the state. The refinery is located approximately two miles from its supply point for crude oil, the Trans-Alaska Pipeline System ("TAPS"). The North Pole Refinery's processing capability is approximately 130,000 barrels per day. At maximum crude throughput, 43,000 barrels per day of refined product can be produced. These products are gasoline, commercial and military jet fuel, heating oil, diesel fuel, fuel oil, naphtha and asphalt. MAPCO's principal market for these products in Alaska is to governmental, wholesale, commercial and industrial customers and to MAPCO's retail marketing operations. MAPCO's retail marketing operations, as described below, accounted for about 10% of the North Pole Refinery's 1994 product sales volume, and MAPCO Express' retail gasoline sales, as described below, accounted for about 81% of the Refinery's gasoline production. In 1994, average throughput at the North Pole Refinery was 123,346 barrels per day of crude oil which resulted in the average production of 37,609 barrels per day of petroleum products compared to 124,971 barrels per day of average crude throughput and average production of 37,699 barrels per day of petroleum products in 1993.

     The North Pole Refinery's crude oil is purchased from the state of Alaska or is purchased or received on exchanges from crude oil producers. The North Pole Refinery has an agreement with the state of Alaska for the purchase of royalty oil which is scheduled to expire on December 31, 2003. The agreement provides for the purchase of up to 35,000 barrels per day of the state's royalty share of crude oil produced from Prudhoe Bay, Alaska. These volumes, along with crude oil either purchased or received under exchange agreements, are utilized as throughput in the production of products at the refinery. Approximately 29% of the throughput is refined and sold as finished product and the remainder is returned to the TAPS and either delivered to repay exchange obligations or sold.

     Effective February 1, 1992, the North Pole Refinery discontinued its receipt of crude oil under an assignment of rights of Golden Valley Electric Association to purchase 5,000 barrels per day of state of Alaska royalty oil.

     See "Legal Proceedings" Item 3 beginning on page 12 for information concerning the settlement of litigation connected with state of Alaska royalty oil contracts.

RETAIL MARKETING

     MAPCO, under the brand name "MAPCO Express," is engaged in the retail marketing of gasoline, diesel fuel, other petroleum products, convenience merchandise and deli snack foods at 22 stores in Anchorage, Fairbanks and Juneau, Alaska. In 1994, convenience merchandise and deli fast food accounted for approximately 33% of MAPCO Express' gross margin compared to approximately 38% in 1993. All of the motor fuel sold by MAPCO Express stores is supplied either by exchanges or directly from the North Pole Refinery.

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

MID-SOUTH SYSTEM

MEMPHIS REFINERY

     MAPCO's refinery in Memphis, Tennessee ("Memphis Refinery") enjoys a niche position as the only refinery in Tennessee and has a throughput capacity of approximately 90,000 barrels per day. In 1994, the Memphis Refinery processed an average 86,347 barrels per day compared to 77,141 barrels per day in 1993. Products produced by the Memphis Refinery are gasoline, low sulfur diesel fuel, jet fuel, K-1 kerosene, No. 6 fuel oil, propane and elemental sulfur. These products are marketed primarily in the Mid-South region of the United States to wholesale customers, such as industrial and commercial consumers, jobbers, independent dealers, other refiner/marketers and MAPCO's retail marketing operations. Sales to MAPCO's retail marketing operations accounted for about 24% of the Memphis Refinery's 1994 sales volume, with no other single customer accounting for more than 9% of total sales. During 1994, the Memphis Refinery's gasoline sales to MAPCO's retail marketing operations were 45% of the refinery's gasoline production.

     The Memphis Refinery has access to crude oil from the Gulf Coast via common carrier pipeline and by river barges. In addition to domestic crude oil, the Memphis Refinery has the capability of receiving and processing certain foreign crudes. During 1994, the majority of the crude oil processed at the Memphis Refinery was purchased from various suppliers on a posted-plus price basis. Although this method of purchase reduces the financial effect of volatile crude oil markets, the financial results of the refinery may be significantly impacted by changes in the market prices for crude oil and refined products. MAPCO cannot with any assurance predict the future of crude oil and product prices or their impact on the financial results of the Petroleum segment.

RETAIL MARKETING

     MAPCO, primarily under the brand names "MAPCO Express" and "Shell," is engaged in the retail marketing of gasoline, diesel fuel, other petroleum products, convenience merchandise and deli fast food items at 182 stores primarily in Tennessee.

     MAPCO's stores have been designed to be modern neighborhood-type facilities, attracting convenience-oriented customers with a variety of today's most widely-used products and services. In 1994, convenience merchandise and deli fast food accounted for approximately 49% of MAPCO Express' gross margin. Certain retail marketing assets were transferred to Emro Marketing Company in 1994. See "LPG and Fertilizer Sales" beginning on page 1 for further information regarding this transfer.

OTHER PETROLEUM OPERATIONS

CRUDE, NGL AND REFINED PRODUCTS TRADING

     MAPCO buys, sells and exchanges domestic and foreign crude oil to supply its refinery systems in Tennessee and Alaska. During 1994, in addition to refinery supply, MAPCO purchased and sold an average of 17,776 barrels per day of crude oil compared to 17,012 barrels per day in 1993.

     MAPCO also buys, sells and exchanges domestic and imported NGLs in the Midwest, Gulf Coast and Rocky Mountain regions. Although some NGLs are produced by MAPCO, the majority is purchased from outside sources and sold under both short and long-term arrangements.

     NGL sales and purchases for 1994 averaged 74,710 barrels per day, compared with 49,864 barrels per day in 1993. The supply of and demand for NGLs can materially affect the volume of product available to MAPCO and also the market for such product.

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

REGULATIONS AND ENVIRONMENTAL MATTERS

     Federal, state and local pricing and environmental laws and regulations affect MAPCO's refining and marketing operations. It is the policy of the Petroleum segment to comply with such laws and regulations. MAPCO's refining operations are subject to regulations relating to air emissions, water discharges and soil and groundwater contamination which may result from spillage or discharge of petroleum and hazardous materials at its refineries, terminals and retail outlets. Groundwater monitoring and remediation is ongoing at both refineries and at various MAPCO retail outlets. Air and water pollution control equipment is operating at both refineries to comply with applicable regulations.

     The Clean Air Act Amendments of 1990 (the "CAAA") continue to impact the Petroleum segment, particularly its refinery operations, through a number of programs and provisions of the CAAA. The provisions impacting the Petroleum segment include Maximum Achievable Control Technology (MACT) rules which are being developed for the refining industry, controls on individual chemical substances present at its facilities and new operating permit rules which may be applicable to its facilities. These provisions impact other companies in the industry in similar ways and are not expected to adversely impact the Company's competitive position.

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

     The Petroleum segment incurred approximately $5.5 million in capital expenditures for environmental control facilities in 1994 and has budgeted $11.1 million in capital expenditures for environmental control facilities in 1995. Such expenditures are not deemed by the segment to be material.

                                      COAL
GENERAL

     MAPCO's Coal segment operations produced and marketed bituminous coal for domestic and foreign markets from one surface and six underground mining complexes located in Kentucky, Maryland, Illinois and Virginia. MAPCO also operates a coal terminal on the Ohio River near Mt. Vernon, Indiana, used for the transloading of coal. The 1994 Coal segment revenues were $425.5 million and operating profit was $35.9 million compared to $414.4 million in revenues and $46.9 million in operating profit in 1993.

COAL PRODUCTION

     Tonnage produced by the Coal segment in 1994 was 13,033,311 tons(1), compared with 13,151,820 tons in 1993. Tonnage sold in 1994 was 14,549,451 tons, compared with 14,357,619 tons in 1993. Tonnage transloaded at the Mt. Vernon coal terminal in 1994 was 3,427,399 tons compared with 3,213,978 tons in 1993. In 1994, approximately 88% of MAPCO's production was mined by underground mining methods and approximately 12% by surface mining methods. Of the total amount of tons sold by MAPCO's Coal segment, approximately 44% consisted of low sulfur coal (29% steam and 15% metallurgical coal), 19% medium sulfur steam coal and 37% high sulfur steam coal.

     On January 27, 1995, MAPCO Coal's Webster County Coal Corporation subsidiary ceased the production and shipping of coal at its Retiki Mine located near Henderson, Kentucky. Due to the negative impact of the Clean Air Act, the low BTU content of the coal and the lack of customers for the mine's output, the Company decided to close the mine. See "Legal Proceedings," Item 3 beginning on page 12 for information concerning litigation connected with a coal sales contract at the Retiki Mine.

     The following table sets forth the volume of coal sold by MAPCO's Coal segment and the average sales price per ton for each of the past five years:

                                                 1994       1993       1992       1991       1990
                                                -------    -------    -------    -------    -------
                                                               (TONS IN THOUSANDS)
Produced Tons Sold............................   12,949     13,209     13,520     13,791     13,183
Purchased Tons Sold...........................    1,600      1,149      1,191      1,063        767
                                                 ------     ------     ------     ------     ------
Total Tons Sold...............................   14,549     14,358     14,711     14,854     13,950
                                                 ======     ======     ======     ======     ======
Average Sales Price Per Ton...................   $28.93     $28.44     $28.88     $29.28     $29.45
                                                 ======     ======     ======     ======     ======

COAL MARKETING

     MAPCO's steam coal is sold primarily to electric utilities and industrial and cogeneration customers located in the Eastern United States and, to a lesser extent, in Europe. MAPCO's metallurgical coal is sold to steel and coke producers located in the United States, South America, the Far East, Europe and Northern Africa. Of the 14.5 million tons sold during 1994, 68.7% was to domestic utilities, 16.5% to export customers, 7.1% to domestic industrial users, 4.5% to cogeneration customers, and 3.2% to other coal-related entities.

     During 1994, 79.3% of the total tons marketed by MAPCO's Coal segment was sold under contracts having a term of more than one year ("long-term contracts"), many of which contain price adjustment provisions designed to reflect changes in market conditions, labor and other production costs and, when the coal is sold other than FOB the mine, changes in railroad and/or barge freight rates. The relevant provisions of such long-term contracts, however, are not identical, and the selling price of the coal does not necessarily reflect every change in production costs incurred by the producing coal mine. Certain of MAPCO's long-term contracts may be reopened periodically for price renegotiation. The remainder of MAPCO's coal production is sold under spot market arrangements having terms of one year or less. In the case of metallurgical coal sold in

- ---------------

(1) As referred to throughout the description of the Coal segment, "tons" are defined as short tons of 2,000 pounds, unless otherwise indicated.

the domestic market and both metallurgical and steam coal sold in the export market, such contracts are generally subject to negotiation each year or have annual price renegotiation provisions if longer than one year.

     During 1994, total demand for coal produced in the U.S. was 1,021 million tons as determined by the U.S. Department of Energy. This was 6.6% more than the 1993 demand level of 958 million tons. Consumption for 1994 was approximately 1,018 million tons while 1993 consumption was 1,000 million tons. Domestic utility coal consumption, which represented approximately eighty-eight percent (88%) of total domestic consumption, increased by approximately 19 million tons compared to 1993, while domestic industrial and coking coal consumption was essentially unchanged. International demand for U.S.-produced steam and metallurgical coals declined approximately 3% with total deliveries of approximately 72 million tons. In general, demand for U.S. steam and metallurgical coals was impacted by the slow economic recovery worldwide and availability of coals from other lower-cost or government-subsidized coal-producing countries. Consequently, there was a reduction in the sales price of coals placed in the export market.

LABOR MATTERS

     On February 1, 1993, the collective bargaining agreement between MC Mining, Inc. ("MC Mining"), a wholly-owned subsidiary of MAPCO Inc., and the United Mine Workers of America ("UMWA") expired. Previously, in December 1992, MC Mining had given the UMWA notice of its intention to enter into decision-and-effects bargaining concerning MAPCO's decision to either sell MC Mining or contract out its operation. After approximately eighteen months of bargaining, MC Mining declared impasse and partially implemented its last-and-best offer made to the UMWA. In September 1994, the UMWA filed several unfair labor practices with the National Labor Relations Board ("NLRB") alleging that MC Mining had failed to bargain in good faith to legitimate impasse and improperly implemented portions of the last bargaining proposal to the UMWA. On November 22, 1994, the NLRB acknowledged the UMWA's request to withdraw these charges and approved the withdrawal with closure of the case. On February 6, 1995, the UMWA filed charges with the NLRB alleging that MC Mining had engaged in unfair labor practices by refusing to bargain with the UMWA since August 22, 1994. This charge is currently under investigation by the NLRB.

     In early June, 1993, the UMWA filed a petition with the NLRB seeking an election to decide whether the UMWA should represent hourly employees at MAPCO Coal's Pontiki Coal Corporation ("Pontiki"). On August 13, 1993, the NLRB conducted a representation election and the unofficial vote count was 78 votes opposed to unionization, 101 votes supporting the UMWA, and 23 votes challenged by the UMWA. On August 4, 1994, the twenty-three (23) challenged votes were counted and the NLRB declared Pontiki the winner of the representation election.

RESERVES

     The following table sets forth MAPCO's Coal segment's estimated economically recoverable coal reserves for 1994 and 1993:

                                                                   1994             1993
                                                                -----------      -----------
MAPCO's Coal Reserves.........................................  343,087,000(2)   348,443,000(2)
                                                                ===========      ===========

- ---------------

(2) Included in MAPCO's coal reserve figures for 1994 and 1993 are 35,072,000 tons owned or controlled by MC Mining, an affiliate of MAPCO Coal Inc. The coal reserve figure for 1994 includes approximately 2,569,286 tons associated with Webster County Coal Corporation's Retiki Mine that ceased production on January 27, 1995. In the normal course of business, the Coal segment continuously reviews its coal assets and properties for the purpose of purchasing or disposing of coal assets and businesses to optimize operating profit and cash flow potentials. As part of this process, beginning in October 1994, the Company initiated a core drilling program at its Mettiki Mine in western Maryland and changed its mine plan at its Pattiki Mine located near Carmi, Illinois. Based on preliminary information generated to date, the total coal reserve figures identified above may be understated by approximately 17 million tons because certain existing coal reserves will be reclassified to either the measured or indicated class of coal reserves.

     Estimated economically-recoverable coal reserves in 1994 for MAPCO's Coal segment by type of coal is set forth in the following table:

                  TYPE OF COAL(3)                    MEASURED TONS     INDICATED TONS     TOTAL TONS
- ---------------------------------------------------  -------------     --------------     ----------
High Sulfur........................................    48,249,000        54,966,000       103,215,000
Medium Sulfur......................................    27,757,000        22,793,000        50,550,000
Low Sulfur.........................................    70,768,000        76,831,000       147,599,000
Low Sulfur/Metallurgical...........................    28,745,000        12,978,000        41,723,000
                                                      -----------       -----------       -----------
Total Coal Reserves................................   175,519,000       167,568,000       343,087,000
                                                      ===========       ===========       ===========

- ---------------

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

     All measured or indicated reserves referred to in the table above can be mined by current mining practices and techniques. In addition, MAPCO's available coal resources include incremental tons in excess of the noted indicated or measured tons that may be mined in the future following potential improvements in mining equipment and techniques. For economic and other operational reasons, a portion of MAPCO's reserves described above may be mined only after the construction of additional mining facilities and additional capital investment. Nevertheless, the extent to which all of the coal in MAPCO's recoverable reserves will eventually be mined will depend on a myriad of factors, including but not limited to, future domestic and foreign economic and energy supply conditions, coal mining practices and capabilities, and governmental regulations. See "Regulations and Environmental Matters" at page 11.

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

     In many cases, the Coal segment faces competitors, particularly in the export market, which benefit from favorable exchange rates, government-supported or subsidized coal production, lower costs by virtue of such factors as less difficult mining conditions, less severe governmental regulation, and lower transportation costs, all of which may provide a competitive advantage with respect to price. Steam coal also competes with other fuels and energy sources, including oil, natural gas, hydroelectric power, solar and nuclear energy.

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

     In 1994, based upon data established by the U.S. Department of Labor's Mine Safety and Health Administration, MAPCO ranked 23rd in total production among U.S. coal producers. While MAPCO's Coal segment's annual production accounts for only about 1.3% of the United States' coal production, MAPCO believes that it will remain competitive due to its above-average productivity per man day and sufficient financial resources, the latter of which enables MAPCO to employ reasonably modern and efficient production equipment.

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

     In 1990, Congress enacted the Clean Air Act Amendments of 1990 ("Clean Air Act") which imposed, among other things, additional controls on the emissions of sulfur dioxide ("SO2") and nitrogen oxides from coal-fired power plants. About two-thirds of the high sulfur coal produced from MAPCO's Illinois Basin operations is sold pursuant to long-term agreements for use in electric utility generating units which are currently fitted with flue gas desulfurization systems for the removal of SO2 emissions. Since implementation of the provisions of the Clean Air Act, these generating units have used, and MAPCO believes they will continue to use, its Illinois Basin coals. The primary utility customers for the medium sulfur coal produced at MAPCO's Mettiki Mine in western Maryland have installed scrubbers as their compliance strategy. MAPCO's east Kentucky and Virginia operations produce both low sulfur and compliance coals. Compliance coals are generally coals that have SO2 content less than or equal to 1.20 lbs. per million BTU. Since the Clean Air Act permits utilities to use low sulfur and compliance coals in lieu of constructing expensive sulfur dioxide removal systems, implementation of Phase 1 of this legislation in 1995 should have a favorable impact on the marketability of and pricing for MAPCO's extensive reserves of low sulfur and compliance coal. MAPCO cannot predict at this moment the timing or extent of such favorable impact, if any.

     MAPCO's Coal segment is subject to various federal, state, and local environmental laws, including but not limited to, the Clean Water Act, the Clean Air Act, and the Safe Drinking Water Act as well as mining and reclamation standards of the Surface Mining Control and Reclamation Act of 1977 and the regulations promulgated thereunder. It is the policy of the Coal segment to operate in compliance with such standards, laws and regulations. MAPCO believes that this policy will not substantially affect its ability to compete with similarly situated and complying competitors in the marketplace. Present compliance is largely a result of capital expenditures made in prior years and of current maintenance and monitoring activities conducted in the ordinary course of business. Although the coal industry is subject to these numerous environmental regulations, MAPCO's Coal segment did not incur in 1994 any material capital expenditures in order to comply with applicable federal, state and local environmental laws and regulations. No material capital expenditures are anticipated for environmental control facilities for 1995 with respect to MAPCO's Coal segment's operations.

                        EXECUTIVE OFFICERS OF MAPCO INC.

                                                     POSITIONS AND
                                                   OFFICES PRESENTLY                   YEAR FIRST
            NAME              AGE                HELD WITH REGISTRANT                BECAME OFFICER
- ----------------------------  ---    ---------------------------------------------   --------------
James E. Barnes.............  61     Chairman of the Board and Chief Executive            1983
                                       Officer
Robert M. Howe..............  55     President and Chief Operating Officer                1984
Philip W. Baxter............  46     Senior Vice President -- Strategic Planning          1985
David W. Bowman.............  54     Senior Vice President, General Counsel and           1987
                                       Secretary
Joseph W. Craft III.........  44     Senior Vice President -- Coal                        1982
Frank S. Dickerson, III.....  55     Senior Vice President, Chief Financial               1987
                                       Officer and Treasurer
W. Jeffrey Hart.............  53     Senior Vice President -- Petroleum                   1983
David S. Leslie.............  64     Senior Vice President -- Corporate Affairs           1981
                                       and Assistant to the Chief Executive Officer
Jack D. Maynard.............  51     Senior Vice President -- Human Resources             1984
Robert G. Sachse............  46     Senior Vice President -- Natural Gas Liquids         1993
Donald R. Wellendorf........  42     Vice President and Controller                        1994

     Each of the executive officers named above are elected annually by the directors of MAPCO and serve at the directors' discretion. Each individual named above has been an officer or employee of MAPCO for at least the past five years.

     There are no family relationships between or among any of the above-named persons or between or among any of the above-named persons and any directors of MAPCO.

                                   EMPLOYEES

     As of December 31, 1994, MAPCO and its subsidiaries had 6,051 employees. Of the total number of employees, 2,139 were employed in the Natural Gas Liquids segment; 2,213 in the Petroleum segment; 1,438 in the Coal segment; and 261 in the general corporate area. Less than three percent of MAPCO's work force is unionized and covered by collective bargaining agreements. Such an agreement has been entered into with the Oil Chemical and Atomic Workers Union covering 165 employees in the Petroleum segment.

ITEM 2. PROPERTIES.

     All the various physical properties are discussed in PART I, Item 1, SUPRA, pertaining to MAPCO's business.

ITEM 3. LEGAL PROCEEDINGS.

  Retiki Mine Contract Litigation

     The Coal segment's Retiki Mine sold all of its production to Big Rivers Electric Corporation ("Big Rivers") under a cost-plus fee management contract that was scheduled to terminate in mid-January 1996.

The Retiki Mine was expected to close concurrently with contract expiration. Through December 31, 1994, MAPCO Coal's Webster County Coal Corporation subsidiary ("Webster County") has invoiced Big Rivers approximately $9.0 million for certain costs associated with the operation of the Retiki Mine. Big Rivers has declined to pay Webster County the invoiced amount. A breach of contract and declaratory judgment action was initiated by Webster County against Big Rivers in mid-January 1994, in order to collect the invoiced amount due from Big Rivers at that time as well as to obtain a declaratory judgment by which Big Rivers would be determined to be liable for other operating costs associated with the Retiki Mine.

     In January of 1995, Webster County and Big Rivers entered into a limited settlement agreement partially resolving this dispute and leading to the immediate cessation of production of coal at the Retiki Mine. Under the terms of the partial settlement agreement, Webster County will continue to supply Big Rivers with the total tons of coal that would have been delivered during the remaining term of the contract but from alternative sources. Trial on issues which remain in dispute is scheduled to proceed in October 1995.

     Management believes that Webster County will prevail in this litigation and that all, or substantially all, of the disputed costs will be collected.

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

     As of April 1992, the State had settled its royalty oil claims against all of the producers. On the basis of these settlements, the State billed MAPI for retroactive increases in the prices paid by MAPI under all four of its royalty oil purchase agreements. The State's claims were comprised of retroactive price adjustments of $98 million, $9.2 million, $2.9 million and $6.4 million, not including future interest. MAPI commenced litigation against the State in 1992 seeking a determination that it was not liable for retroactive price increases.

     The parties settled all pending claims and entered into a settlement agreement, effective August 1, 1994, whereby MAPI paid the State $95 million. MAPI accrued $68.7 million during the second quarter of 1994 related to the settlement.

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

     The Company, as well as Seminole, Mid-America Pipeline Company and other non-MAPCO entities have been named as defendants in civil actions filed in state district courts in Texas. During 1993, Seminole received reimbursements from its insurers for settlements which disposed of all the death claims and substantially all of the serious injury claims resulting from the incident. Generally, the types of remaining claims consist primarily of personal injury and property damage claims, coupled with theories of nuisance and diminished property value.

     Although plaintiffs seek actual and punitive damages, the Company believes that complete resolution of the remaining Texas explosion actions by litigation or settlement, after reimbursement of insurance coverage, will not have a material adverse effect on the Company's business, results of operations or consolidated financial position.

  Seminole Loop/Aquila-LaGrange Line Litigation

     In May 1993, Seminole completed its Seminole loop project and in January 1994, Seminole completed its Aquila-LaGrange line project. Seminole is the defendant in over 70 lawsuits claiming additional compensation for and/or damages to tracts of land traversed by these projects in 15 counties in the state of Texas. Many of the lawsuits claim punitive damages for alleged fraud, illegal entry and other wrongful conduct. Claims in this litigation are not covered by the Company's insurance.

     The Company believes that complete resolution of the Seminole loop/Aquila-LaGrange line litigation will not have a material adverse effect on the Company's business, results of operations or consolidated financial position.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information regarding the market for MAPCO's common equity and related stockholder matters is set forth herein at page 24.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table contains selected consolidated financial data for the years indicated:

                                                           YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------
                                              1994       1993       1992       1991       1990
                                             -------    -------    -------    -------    -------
                                                   (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Sales and Operating Revenues...............  $3,059.3   $2,715.3   $2,786.8   $2,782.8   $2,822.5
Net Income.................................  $   79.1   $  127.0   $  100.7   $  125.9   $  130.0
Earnings per Common Share..................  $   2.64   $   4.24   $   3.37   $   4.20   $   4.13
Cash Dividends Declared per Common Share...  $   1.00   $   1.00   $   1.00   $   1.00   $   1.00
Working Capital............................  $   52.5   $   73.3   $   65.3   $   66.8   $   39.2
Total Assets...............................  $2,166.1   $1,961.1   $1,911.7   $1,702.3   $1,699.9
Long-Term Debt (excluding current
  maturities)..............................  $  720.9   $  585.5   $  669.4   $  638.8   $  654.3
Stockholders' Equity.......................  $  622.6   $  574.3   $  477.5   $  412.7   $  330.1

     On September 1, 1994, MAPCO completed the acquisition of certain assets of Emro. The purchase price included a $186 million cash payment and the transfer to Emro Marketing Company of the retail convenience store assets of MAPCO Florida Inc. See Note 2 -- Acquisition to MAPCO Inc.'s consolidated financial statements on page F-8 for further information regarding this acquisition.

     During 1994, MAPCO settled its long-standing dispute with the state of Alaska relative to its royalty oil purchase agreements. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 24 and Note 11 -- Commitments and Contingencies to MAPCO Inc.'s consolidated financial statements on page F-17 for further information regarding the impact of this settlement on MAPCO's financial condition and results of operations.

     During 1994, 1993, 1992, 1991, and 1990, MAPCO repurchased a total of 148,466, 101,949, 288,100, 463,871, and 4,651,647 shares, respectively of its common stock on the open market at a cost of approximately $8.7 million, $6.2 million, $16.5 million, $20.2 million, and $182.1 million, respectively. At January 31, 1991, MAPCO had the authority from its Board of Directors to repurchase 2.5 million shares primarily for employee stock option and other benefit plans. As of March 27, 1995, 1,031,568 shares had been purchased at a cost of $53.2 million under this authority.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of MAPCO Inc.'s ("MAPCO" or the "Company") financial condition and results of operations should be read in conjunction with the financial statements and segment information presented on pages F-2 through F-20 of this report.

FINANCIAL CONDITION

CASH GENERATION

     Cash generation (usage) was as follows (in millions):

                                                                  YEAR ENDED DECEMBER 31,
                                                                 -------------------------
                                                                 1994      1993      1992
                                                                 -----     -----     -----
    Funds provided by operations...............................  $ 212     $ 246     $ 196
    Changes in operating assets and liabilities................    (77)        7        34
                                                                 -----     -----     -----
    Net cash provided by operating activities..................    135       253       230
    Net cash used in investing activities......................   (293)     (123)     (209)
    Net cash provided by (used in) financing activities........    119      (116)      (17)
                                                                 -----     -----     -----
    Cash generation (usage)....................................  $ (39)    $  14     $   4
                                                                 =====     =====     =====

     Funds provided by operations in 1994 as compared to 1993 decreased primarily due to lower operating profit in the Petroleum segment resulting from the State Royalty Oil settlement. (See Note 11 to the consolidated financial statements on page F-17 for a discussion of the settlement.) The increase in funds provided by operations in 1993 as compared to 1992 was attributable to reduced operating costs, higher refinery margins and lower interest expense. (See comments under Results of Operations on page 17 for additional information regarding segment operating results.)

     The negative impact of the changes in operating assets and liabilities of $77 million in 1994 primarily resulted from the decrease in litigation reserves and taxes payable as a result of the State Royalty Oil settlement.

     Capital expenditures and acquisitions in 1994 were $304 million, of which $65 million was for capital items necessary to maintain existing operations, compared to capital expenditures and acquisitions of $144 million in 1993, of which $52 million was for capital items necessary to maintain existing operations. Capital expenditures in 1994 included $186 million for the acquisition of the assets of Emro Propane Company ("Emro") and $6 million for environmental projects. The 1993 capital expenditures included $52 million for expansion of the Seminole Pipeline and $18 million for environmental projects.

     Financing activities in 1994 included an increase in short-term borrowings of $165 million used primarily for the acquisition of the assets of Emro and payment of the State Royalty Oil settlement. Other financing activities included payment of an $8 million scheduled maturity of a Medium Term Note, payment of $30 million of dividends and the repurchase of 148,466 shares of MAPCO common stock for $9 million pursuant to MAPCO's authorized stock repurchase program. Financing activities in 1993 included a reduction in short-term borrowings of $140 million, payment of a $10 million scheduled maturity of a Medium Term Note, redemption of the Mt. Vernon Economic Development Bonds for $7 million, payment of $30 million of dividends and the repurchase of 101,949 shares of MAPCO common stock for $6 million pursuant to the repurchase program. These uses of cash in 1993 were partially offset by Seminole Pipeline's issuance of $75 million of 6.67% Senior Notes in support of the Seminole Pipeline expansion project.

CAPITALIZATION

     Capitalization, which includes long-term debt (excluding current maturities) and stockholders' equity, increased from $1,160 million at December 31, 1993, to $1,344 million at December 31, 1994. The increase is primarily attributable to debt incurred for the acquisition of the assets of Emro and for payment of the State Royalty Oil settlement. MAPCO's long-term debt as a percent of capitalization increased from 50% at December 31, 1993, to 54% at December 31, 1994.

     Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' ("NGL") subsidiaries to MAPCO. At December 31, 1994, $180 million of net assets were restricted by such provisions.

LIQUIDITY AND CAPITAL RESOURCES

     MAPCO's primary sources of liquidity are its cash and cash equivalents, internal cash generation and external financing. At December 31, 1994, MAPCO's cash and cash equivalents were $31 million compared to $70 million at December 31, 1993.

     MAPCO's external financing sources include its bank credit agreement, its uncommitted bank credit lines and its ability to issue public or private debt, including commercial paper. MAPCO renegotiated its bank credit agreement in April 1994, obtaining a $300 million commitment. The total commitment under the bank credit agreement reduces in quarterly amounts of $25 million commencing June 30, 1998. This agreement serves as a back-up for outstanding commercial paper and for borrowings against bank money market lines. As of December 31, 1994, no borrowings were outstanding under the bank credit agreement.

     In 1990, MAPCO filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $400 million of debt securities. As of December 31, 1994, MAPCO had outstanding $335 million of Medium Term Notes issued pursuant to this registration. MAPCO has the authorization to issue up to an additional $47 million of Medium Term Notes. The proceeds from any debt issued under the shelf registration statement have been and will continue to be used for general corporate purposes, including working capital, capital expenditures, reduction of other debt and acquisitions.

     On September 1, 1994, MAPCO completed the acquisition of the assets of Emro which included the transfer to Emro Marketing Company of MAPCO Florida Inc.'s retail convenience store assets in Florida. The cash payment for this acquisition has been reflected in the capital expenditures for 1994. MAPCO financed this acquisition primarily through the issuance of commercial paper and bank money market lines.

     MAPCO's existing debt and credit agreements contain covenants which limit the amount of additional indebtedness the Company can incur. Management believes, however, that MAPCO has sufficient capacity to fund its anticipated needs.

     Capital expenditures in 1995 are currently expected to be about $250 million, of which $184 million will be for expansion projects and $14 million for environmental projects. MAPCO expects to utilize cash from operations and short-term funding sources as needed to meet anticipated 1995 capital expenditures; however, MAPCO's long-term liquidity is expected to increase since cash from operations is anticipated to exceed currently projected capital expenditures, environmental projects, debt service and dividends. MAPCO anticipates that future excess internal cash generation will be used primarily for debt reduction and to fund new capital projects.

INFLATION

     During the past five years, MAPCO has benefitted from the relatively low rates of inflation experienced in the United States. MAPCO's operating costs are influenced to a greater extent by specific price changes in oil and gas and allied industries than by changes in general inflation. Crude, refined product and NGL prices are particularly sensitive to OPEC production levels and/or the attitudes of traders concerning the supply and demand balance in the near future. These costs could increase with a possible adverse effect on MAPCO's profitability. Although every effort will be made to do so, it is possible that MAPCO, like many other companies, may not be able to adjust its sales prices to maintain parity with inflation-driven operating costs.

     MAPCO attempts to minimize the impact of inflation on operating costs through on-going productivity improvements and cost-reduction programs. Significant volumes of MAPCO Coal's production are sold pursuant to long-term contracts that provide for cost adjustments which are generally inflation-related. MAPCO Petroleum uses the last-in, first-out method of inventory valuation for crude oil, refined petroleum products and retail merchandise inventories. This method of inventory valuation results in cost of sales which more closely represent current costs.

OTHER

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, SFAS No. 116, Accounting for Contributions Received and Contributions Made and SFAS No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures. Adoption of these standards is not expected to materially affect MAPCO's financial position, liquidity or results of operations. MAPCO expects to adopt these standards in 1995.

     MAPCO maintains property and liability insurance at limits believed to be sufficient to cover estimated potential risks. Losses up to deductible amounts of the various coverages would not have a material effect on MAPCO's financial position, liquidity or results of operations.

RESULTS OF OPERATIONS

INCOME STATEMENT

  1994 Results Compared to 1993

     Net income was $79 million in 1994, a $48 million decrease from the $127 million reported in 1993. Net income in 1994 was reduced $46 million by the impact of the State Royalty Oil settlement. Earnings per common share were $4.16 in 1994, before the $1.52 per share impact of the State Royalty Oil settlement, compared to $4.24 in 1993. Net income and earnings per share in 1993 included $0.12 per share of mostly non-recurring charges. Average common shares outstanding were 30.0 million in both 1994 and 1993.

     Sales and operating revenues by segment were as follows (in millions):

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                                     -----------------
                                                                      1994       1993
                                                                     ------     ------
        Natural Gas Liquids........................................  $  510     $  465
        Petroleum..................................................   2,187      1,881
        Coal.......................................................     426        414
        Eliminations...............................................     (64)       (45)
                                                                     ------     ------
                                                                     $3,059     $2,715
                                                                     ======     ======

     The $344 million increase in sales and operating revenues was due principally to a change in strategies associated with trading activities in the Petroleum segment. Natural Gas Liquids' sales and operating revenues increased $45 million due to additional propane sales volumes resulting from the September 1, 1994, Emro acquisition and higher transportation revenues. The increase in transportation revenues resulted from: (a) increased deliveries of demethanized mix as higher Gulf Coast ethane prices prompted increased ethane recovery by producers, (b) additional throughput volumes from new plant connections and (c) a new long-term contract with a major customer. Petroleum segment sales and operating revenues increased $306 million over 1993. Trading strategies employed in 1994 involved the purchase and sale of wet barrels in contrast to

1993 when trading was conducted primarily on the New York Mercantile Exchange where physical ownership of wet barrels is not required. The $12 million increase in Coal sales and operating revenues was primarily attributable to higher production and sales volumes at the Mettiki Mine and higher brokerage sales volumes. Coal revenues also benefitted from index-driven contract price increases and two new long-term sales contracts.

     Outside purchases and operating expenses by segment are provided below (in millions):

                                                          YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                                      1994                       1993
                                             ----------------------     ----------------------
                                              OUTSIDE      OPERATING     OUTSIDE      OPERATING
                                             PURCHASES     EXPENSES     PURCHASES     EXPENSES
                                             ---------     --------     ---------     --------
        Natural Gas Liquids................   $   121        $187        $   131        $162
        Petroleum..........................     1,830         235          1,517         160
        Coal...............................        44         301             33         293
                                              -------      -------       -------      -------
                                              $ 1,995        $723        $ 1,681        $615
                                              =======      =======       =======      =======

     Outside purchases in 1994 increased $314 million from 1993. Natural Gas Liquids' outside purchases decreased $10 million despite $21 million in purchases added by the Emro operations. The $31 million decrease in non-Emro purchases was attributable to lower propane prices and reduced volumes from operating fewer retail propane plants. Petroleum's outside purchases increased $313 million reflecting the new trading strategies previously discussed. The $11 million increase in Coal's outside purchases reflects higher brokerage volumes.

     Operating expenses in 1994 were $108 million higher than 1993. Natural Gas Liquids' operating expenses increased $25 million principally due to: (a) the incremental operating costs associated with the Emro operations, (b) refurbishing a portion of pipeline in connection with a new long-term contract,
(c) costs associated with the buyout of a gas supply contract and (d) higher product storage costs. Operating expenses in Petroleum increased $75 million, of which $69 million was attributable to the State Royalty Oil settlement. Excluding the State Royalty Oil settlement and $12 million of unusual items ($8 million received relative to a North Pole Refinery contract settlement and $4 million received from a North Pole Refinery environmental claim) which reduced 1993 operating expenses, 1994 expenses were $6 million less than in 1993 primarily due to lower fuel costs at the North Pole Refinery. Coal's operating expenses increased $8 million primarily as a result of higher production levels and increased overburden removal costs at the Martiki Mine, higher production levels at the Mettiki Mine and reduced productivity at the Pontiki, Dotiki and Pattiki Mines.

     Depreciation, depletion and amortization was $103 million in 1994 and $97 million in 1993. The increase was primarily attributable to: (a) depreciation and amortization associated with the Emro assets acquired in 1994, (b) a full year of depreciation for the 1993 Seminole Pipeline expansion and (c) additional costs associated with the phasing-out of conventional mining equipment in conjunction with the conversion to continuous mining equipment at the Dotiki and Pattiki Mines.

     Interest and debt expense was $53 million in 1994 compared to $47 million in 1993. Higher debt levels, resulting from the Emro acquisition and State Royalty Oil settlement, and higher interest rates were the principal reasons for the increase.

     MAPCO's effective tax rate for 1994 was 30.8% compared to 36.7% in 1993. The difference between the statutory Federal income tax rate of 35% and the effective tax rate for 1994 and 1993 was primarily due to statutory depletion and state income taxes and, for 1993, the deferred tax impact of the increase in the corporate income tax rate included in the Omnibus Budget Reconciliation Act of 1993 ("OBRA").

  1993 Results Compared to 1992

     Net income in 1993 increased $26 million over the $101 million reported in 1992. Earnings per common share were a record $4.24 in 1993 compared to $3.37 in 1992. Net income and earnings per share in 1993 would have been $131 million and $4.36, respectively, excluding $0.12 per share of mostly non-recurring charges. Net income and earnings per share in 1992 would have been $121 million and $4.06, respectively, excluding $0.69 per share of mostly non-recurring charges. Average common shares outstanding were 30.0 million in 1993 and 29.9 million in 1992.

     Sales and operating revenues by segment were as follows (in millions):

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                  ----------------
                                                                   1993      1992
                                                                  ------    ------
            Natural Gas Liquids.................................  $  465    $  453
            Petroleum...........................................   1,881     1,951
            Coal................................................     414       430
            Eliminations........................................     (45)      (47)
                                                                  ------    ------
                                                                  $2,715    $2,787
                                                                  ======    ======

     Sales and operating revenues decreased $72 million because of lower sales in the Petroleum and Coal segments. The decline in sales and operating revenues for the Petroleum segment was due principally to lower sales prices at both the Memphis and North Pole Refineries. Coal sales and operating revenues declined because of lower prices and slightly lower sales volumes resulting from poor market conditions. In addition, coal sales prices were negatively impacted by a price decrease on 2 million tons under a contract price reopener provision. Natural Gas Liquids' sales and operating revenues increased from 1992 because of additional propane sales volumes from operating more retail propane plants, completion of the Seminole Pipeline expansion project and the negative impact on 1992 revenues of an explosion near Seminole's facilities near Brenham, Texas ("Brenham explosion"). Natural Gas Liquids' revenues in 1992 included $7 million for the termination and buyout of a pipeline transportation agreement.

     Outside purchases and operating expenses by segment are provided below (in millions):

                                                       YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------
                                                    1993                      1992
                                           ----------------------    ----------------------
                                            OUTSIDE     OPERATING     OUTSIDE     OPERATING
                                           PURCHASES    EXPENSES     PURCHASES    EXPENSES
                                           ---------    ---------    ---------    ---------
            Natural Gas Liquids..........   $   131       $ 162       $   110       $ 169
            Petroleum....................     1,517         160         1,626         165
            Coal.........................        33         293            34         316
                                            -------     -------       -------     -------
                                            $ 1,681       $ 615       $ 1,770       $ 650
                                            =======     =======       =======     =======

     Outside purchases in 1993 decreased $89 million from 1992, primarily as a result of lower average crude prices at both the Memphis and North Pole Refineries.

     Operating expenses in 1993 were $35 million less than in 1992. Natural Gas Liquids' operating expenses decreased $7 million in 1993; however, excluding a $20 million insurance premium penalty charged against 1992 operations, operating expenses increased $13 million. The increase in expenses was primarily attributable to higher power, pension and benefit and property tax expenses in transportation and higher operating costs from the increased number of retail propane plants. Operating expenses in Petroleum decreased $5 million because of $8 million received by the North Pole Refinery in the 1993 settlement of a contract dispute which more than offset higher environmental costs and higher maintenance costs on the fluid catalytic cracker at the Memphis Refinery. Coal's operating expenses decreased $23 million due to efficiencies gained from the installation of new longwall shields early in 1993 and resolution of water inundation problems in 1992 combined with problems associated with aging longwall shields at the Mettiki Mine, lower production levels at the Pontiki and Virginia Mines in 1993 and retiree medical obligations of $6 million which were included in 1992 expenses.

     Depreciation, depletion and amortization was $97 million in both 1993 and 1992. Increases in depreciation expense from the Seminole Pipeline expansion and additional retail propane plants acquired in

1992 were largely offset by lower Coal segment depreciation expense. Coal's depreciation expense decreased primarily because of revisions in the estimated useful lives of certain long-lived assets.

     Interest and debt expense was $47 million in 1993 compared to $53 million in 1992. Lower interest rates and debt levels were the primary reasons for the decrease. Also, 1992 expenses included $4 million of debt retirement expense.

     MAPCO's effective tax rate for 1993 was 36.7% compared to 31.1% in 1992. The difference between the statutory Federal income tax rate of 35% in 1993 and 34% in 1992 and the effective tax rate for 1993 and 1992 was primarily due to statutory depletion and state income taxes and, for 1993, the deferred tax impact of the increase in the corporate income tax rate included in the OBRA.

OPERATING PROFIT

     1994 Results Compared to 1993

     Operating profit by segment was as follows (in millions):

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                  ----------------
                                                                  1994       1993
                                                                  -----      -----
            Natural Gas Liquids.................................  $ 131      $ 119
            Petroleum...........................................     27        109
            Coal................................................     36         47
                                                                  -----      -----
                                                                  $ 194      $ 275
                                                                  =====      =====

     NATURAL GAS LIQUIDS SEGMENT RESULTS

     The $12 million increase in 1994 operating profit is primarily attributable to $7 million contributed by the Emro operations which were acquired in 1994 and an increase in transportation operating profit. Transportation operating profit increased because revenue increases exceeded higher operating costs. (Increases in NGL's revenues and operating expenses are described in the Income Statement section on page 17.) Excluding the incremental operating profit from Emro, retail propane operating profit decreased $4 million as a result of warmer weather and operating fewer propane plants.

     PETROLEUM SEGMENT RESULTS

     Petroleum segment operating profit decreased $82 million. A $69 million charge related to the State Royalty Oil settlement accounted for most of the change. The remaining $13 million decrease in operating profit was primarily attributable to an $8 million contract settlement received by the North Pole Refinery in 1993 and lower refined product margins at the North Pole Refinery resulting from increased competition and a weaker Alaska market.

     COAL SEGMENT RESULTS

     Coal segment operating profit decreased $11 million primarily due to higher production costs at the Pontiki, Martiki, Dotiki and Pattiki Mines. These higher costs were partially offset by the positive impact on operating profit of higher production and sales volumes at the Mettiki Mine, higher average sales prices in the current year which resulted from index-driven contract price increases and two new sales contracts. Numerous equipment failures contributed to higher production costs at Pontiki. Martiki's higher costs were attributable to increased overburden removal costs associated with higher stripping ratios during the current year. Dotiki's and Pattiki's higher production costs were primarily due to increased depreciation and reduced productivity.

     1993 Results Compared to 1992

          Operating profit by segment was as follows (in millions):

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                  ----------------
                                                                  1993       1992
                                                                  -----      -----
            Natural Gas Liquids.................................  $ 119      $ 114
            Petroleum...........................................    109         74
            Coal................................................     47         36
                                                                  -----      -----
                                                                  $ 275      $ 224
                                                                  =====      =====

     NATURAL GAS LIQUIDS SEGMENT RESULTS

     The $5 million increase in 1993 operating profit is primarily attributable to increased transportation and retail propane operating profits. Transportation revenues increased because of the completion of the Seminole Pipeline expansion in May 1993 and because of the negative impact of the Brenham explosion on 1992 revenues. Although revenues grew in 1993, volumes on the Rocky Mountain Extension and Seminole Pipeline were negatively impacted as a result of producers leaving ethane in the natural gas stream rather than extracting the liquids for shipment to the Texas Gulf Coast. Transportation expenses were lower in 1993 primarily due to the Brenham explosion which negatively impacted 1992 expenses. Retail propane operating profit increased because volumes were higher in 1993; however, higher expenses and lower margins partially offset the favorable impact of higher volumes. The increases in volumes and expenses were principally attributable to additional retail propane plants. Lower margins reflected the intense price competition faced throughout 1993.

     PETROLEUM SEGMENT RESULTS

     Petroleum segment operating profit increased $35 million over 1992 due to higher refinery margins, $8 million received in 1993 relative to a North Pole Refinery contract settlement and higher Mid-South Retail fuel margins and lower expenses. These positive factors were partially offset by higher Memphis Refinery expenses.

     The increase in refinery margins primarily reflects lower average crude costs during 1993. Mid-South Retail fuel margins increased due to lower average fuel costs in 1993. Mid-South Retail's lower expenses were primarily attributable to fewer stores in operation and lower environmental expenses. Expenses at the Memphis Refinery increased primarily due to operating problems with the fluid catalytic cracker unit during the first quarter of 1993 and higher maintenance and environmental costs.

     COAL SEGMENT RESULTS

     Coal segment operating profit increased $11 million over 1992 principally because of lower production costs at both the Mettiki and Martiki Mines and the negative impact on 1992 results of a $6 million charge for legislatively-imposed retiree medical obligations. These factors were partially offset by lower revenues in 1993. The Mettiki Mine's aging longwall shields were replaced and its water inundation problems encountered in 1992 were resolved, resulting in a 16% decrease in per ton production costs. Overburden stripping ratios at the Martiki Mine were lower in 1993 which is the primary reason for Martiki's lower per ton production costs. Revenues for the Coal segment decreased primarily as a result of a price reopener on a long-term sales contract with a major customer.

ENVIRONMENTAL ISSUES

     Estimated liabilities for environmental costs, primarily in the Petroleum segment, were determined without consideration of possible recoveries from third parties. Estimated liabilities for environmental matters were $31 million and $34 million at December 31, 1994 and 1993, respectively. Receivables recorded in connection with laws permitting reimbursement by the states of certain expenses associated with underground storage tank containment problems and repairs were $19 million and $20 million at December 31, 1994 and 1993, respectively.

OTHER ISSUES

  Natural Gas Liquids Segment

     Since 1991, MAPCO's West Panhandle field gas supplier has taken more than its agreed percentage share of the field's production. The cumulative effect of this acceleration in gas taken has resulted in the Westpan operations having a 32 billion cubic feet and $29 million over-take position. This imbalance will be offset by limiting gas taken from future field production. MAPCO uses the sales method of accounting for its gas balancing arrangements which results in recognition of all revenues on natural gas liquids sold. The acceleration in gas taken contributed an estimated $6 million, $4 million and $9 million to MAPCO's consolidated operating profit in 1994, 1993 and 1992, respectively.

     On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility near Brenham, Texas, which is owned by an affiliate of the Company, Seminole Pipeline Company. The matter was investigated by the National Transportation Safety Board and the Texas Railroad Commission. A discussion of this matter and its effect on MAPCO is contained in Note 11 to the consolidated financial statements. (See Page F-17).

  Petroleum Segment

     Since 1978, MAPCO Alaska Petroleum Inc. (and/or its predecessor) has had and continues to have long-term agreements with the state of Alaska (the "State") to purchase royalty oil from the State at prices linked to amounts payable by North Slope oil producers in satisfaction of their royalty obligations to the State. In 1977, the State commenced suit against the producers (in an action entitled State of Alaska v. Amerada Hess, et al.) alleging that they incorrectly calculated their royalty payments. MAPCO Alaska Petroleum settled this dispute with the State in 1994. A discussion of the settlement is contained in Note 11 to the consolidated financial statements. (See Page F-17).

  Coal Segment

     Beginning in the third quarter of 1995 and continuing through 1996, the Martiki Mine anticipates increased operating profit attributable to reduced mining costs and increased shipments, related principally to favorable overburden stripping ratios during the initial phases of an expansion into a virgin reserve area. In 1997, Martiki expects the overburden stripping ratio to return to more typical levels. Also, a long-term contract for 1.0 million tons supplied by the Martiki Mine expires at the end of 1996. The combination of the contract expiration and increased stripping ratios is expected to reduce operating profit at the Martiki Mine for 1997 and beyond as compared to 1995 and 1996.

     A long-term contract for 1.0 million tons with a major customer of the Mettiki Mine expires at the end of 1996. Although Management is optimistic about the ability to market the Mettiki Mine's production, Management is unable at this time to predict with certainty whether Mettiki will be successful in securing a new contract with this customer or, if a new contract is secured, at what price. The inability to secure a new contract or to secure alternative sales sources could have a material adverse impact on MAPCO's results of operations.

     The Coal segment's Retiki Mine sold all of its production to Big Rivers Electric Corporation ("Big Rivers") under a cost-plus management fee contract that was scheduled to terminate in mid-January, 1996. The Retiki Mine was expected to close concurrently with contract expiration. Through December 31, 1994, MAPCO Coal's Webster County Coal Corporation subsidiary ("Webster County") has invoiced Big Rivers approximately $9.0 million for certain costs associated with the operation of the Retiki Mine. Big Rivers has declined to pay Webster County the invoiced amount. A breach of contract and declaratory judgment action was initiated by Webster County against Big Rivers in mid-January, 1994, in order to collect the invoiced amount due from Big Rivers at that time as well as to obtain a declaratory judgment by which Big Rivers would be determined to be liable for other operating costs associated with the Retiki Mine.

     In January of 1995, Webster County and Big Rivers entered into a limited settlement agreement partially resolving this dispute and leading to the immediate cessation of production of coal at the Retiki Mine. Under the terms of the partial settlement agreement, Webster County will continue to supply Big Rivers with the total tons of coal that would have been delivered during the remaining term of the contract, but from alternative sources. Trial on issues which remain in dispute is scheduled to proceed in October, 1995. Management believes that Webster County will prevail in this litigation and that all, or substantially all, of the disputed costs will be collected. Operations at the Retiki Mine have contributed less than 2% of MAPCO's consolidated operating profit during each of the past three years.

     The Coal segment has significant long-term contracts at sales prices above current spot market prices. In addition to the contract expirations discussed above, long-term contracts for 1.4 million annual tons expired on December 31, 1994; however, a new contract with a major customer for 1.2 million annual tons with similar pricing terms was entered into and will be effective July 1995. Contracts for 0.5 million and 1.0 million annual tons will expire in 1995 and 1996, respectively. In 1997, 2.0 million tons will be subject to market price adjustments.

     During 1993, the United Mine Workers Association ("UMWA") filed a petition with the National Labor Relations Board ("NLRB") seeking an election to decide whether the UMWA should represent hourly employees at MAPCO Coal's Pontiki Mine. On August 13, 1993, the NLRB conducted a representation election and the unofficial vote count was 78 votes opposed to unionization, 101 votes supporting the UMWA, and 23 votes challenged by the UMWA. On August 4, 1994, the NLRB determined that all 23 challenged ballots were cast by eligible voters, all of whom voted in opposition to the UMWA. As a result, the NLRB declared Pontiki the winner of the representation election.

     The Clean Air Act is expected to alter the pattern of U.S. coal consumption, especially in 1995 and beyond, resulting in a general decrease in demand for high sulfur coals and an increase in demand for low sulfur coals. Legislation of this type is not expected to materially impact the Coal segment's future operating profits primarily because most of MAPCO Coal's higher sulfur coals are sold to customers with scrubbers, or to customers that have indicated their intentions to install scrubbers. Additionally, MAPCO's management believes the anticipated strength in the low sulfur and compliance coal markets should offset any financial impact of the Clean Air Act.

GENERAL MANAGEMENT DISCUSSION

     The consolidated financial statements were prepared by management who are responsible for their integrity and objectivity. These financial statements, which include amounts based on management's best estimates and judgments, were prepared in accordance with generally accepted accounting principles. The consolidated financial statements were independently audited by Deloitte & Touche LLP, whose report appears on page F-1.

     MAPCO maintains a system of internal controls that is designed to provide reasonable assurance that financial records are accurate, assets are protected, and consolidated financial statements are stated fairly. This system is supported by the selection and training of qualified personnel, management oversight, proper division of responsibilities, the dissemination of written policies and procedures, and an internal audit program to monitor the system's effectiveness. Management believes the present system of internal controls effectively provides the assurances described above.

     The Board of Directors, through its Audit Committee comprised of non-employee Directors of the Company, monitors management's financial reporting responsibilities. The Audit Committee meets periodically with representatives of management, internal audit, and Deloitte & Touche LLP, to discuss specific accounting, reporting, internal control and regulatory compliance matters. Deloitte & Touche LLP and the Company's internal auditors have unlimited access to members of the Audit Committee.

     Approximately 16% of MAPCO stockholders participate in the voluntary Dividend Investment Plan whereby cash dividends are used to purchase additional MAPCO common stock. This service is free and is administered by the Harris Trust Company of New York. Stockholders with questions about their accounts should contact the Harris Trust Company of New York, Dividend Reinvestment Department, P.O. Box 2857, Church Street Station, New York, New York 10008.

     During 1994 and 1993, MAPCO declared quarterly dividends of $0.25 per share. Dividends were payable in March, June, September and December. The annual dividend in 1994 and 1993 was $1.00 per share.

     MAPCO common stock is traded on the New York, Chicago, and Pacific Stock Exchanges under the symbol MDA. MAPCO had 5,388 stockholders of record on December 31, 1994.

     The high and low closing prices of MAPCO common stock on the New York Stock Exchange during the quarterly periods of 1994 and 1993 were as follows:

                                                            1994                  1993
                                                      -----------------     -----------------
                        QUARTER                        HIGH       LOW        HIGH       LOW
    ------------------------------------------------  ------     ------     ------     ------
    First...........................................  $63.75     $58.63     $54.00     $48.88
    Second..........................................   64.50      59.00      57.75      51.00
    Third...........................................   61.13      55.38      64.25      56.38
    Fourth..........................................   55.75      49.75      65.25      57.38

     The closing price of MAPCO's common stock on the New York Stock Exchange on March 27, 1995 was $54.00.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of MAPCO Inc., together with the report thereon of Deloitte & Touche LLP dated January 27, 1995 and the supplementary financial data specified by Item 302 of Regulation S-K are set forth on pages F-1 through F-20 hereof. See Item 14 for Index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding directors of MAPCO is incorporated by reference herein from MAPCO's Proxy Statement to be filed for its 1995 Annual Meeting of Stockholders. See "Executive Officers of MAPCO Inc." in PART I, Item 1, SUPRA, regarding executive officers of MAPCO.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference herein from MAPCO's Proxy Statement to be filed for its 1995 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference herein from MAPCO's Proxy Statement to be filed for its 1995 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference herein from MAPCO's Proxy Statement to be filed for its 1995 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements.

                                                                                   PAGE
                                                                             -----------------
Independent Auditors' Report...............................................         F-1
Consolidated Statements of Income for the years ended December 31, 1994,
  1993 and 1992............................................................         F-2
Consolidated Balance Sheets as of December 31, 1994 and 1993...............         F-3
Consolidated Statements of Cash Flows for the years ended December 31,
  1994, 1993 and 1992......................................................         F-4
Consolidated Statements of Changes in Stockholders' Equity for the years
  ended December 31, 1994, 1993 and 1992...................................         F-5
Notes to Consolidated Financial Statements.................................  F-6 through F-20
(a) 2. Financial Statement Schedules.
Schedule I -- Condensed financial information of registrant................   S-1 through S-4
Schedule II -- Valuation and qualifying accounts for the years ended
  December 31, 1994, 1993 and 1992.........................................         S-5

     Other schedules of MAPCO Inc. and its subsidiaries are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or Notes thereto.

(a) 3. Exhibits.

        ITEM
- --------------------
           3.(i)     -- Restated Certificate of Incorporation, as amended and restated
                        effective May 14, 1987 [Filed herewith*]
           3.(ii)    -- MAPCO Inc. By-Laws, as amended April 16, 1989 [Filed herewith*]
           4.(a)     -- Specimen of Common Stock Certificate [Filed herewith*]
           4.(b)     -- Note Agreement between Mid-America Pipeline Company and The
                        Prudential Insurance Company of America dated as of April 30, 1992 [a copy of this Agreement will be furnished to the Commission on request as provided in sec.229.601(b) (4) (iii) (A) of Regulation S-K]
           4.(c)     -- Note Agreement between Mid-America Pipeline Company and The
                        Prudential Insurance Company of America dated as of May 20, 1992 [a copy of this Agreement will be furnished to the Commission on request as provided in sec.229.601(b) (4) (iii) (A) of Regulation S-K]
           4.(d)     -- Note Agreement between Mid-America Pipeline Company and The
                        Prudential Insurance Company of America dated as of July 13, 1992 [a copy of this Agreement will be furnished to the Commission on request as provided in sec.229.601(b) (4) (iii) (A) of Regulation S-K]
           4.(e)     -- Note Agreement between Mid-America Pipeline Company and The
                        Prudential Insurance Company of America dated as of July 20, 1992 [a copy of this Agreement will be furnished to the Commission on request as provided in sec.229.601(b) (4) (iii) (A) of Regulation S-K]
           4.(f)     -- Note Agreement between Mid-America Pipeline Company and The
                        Prudential Insurance Company of America dated as of November 20, 1992
                        [a copy of this Agreement will be furnished to the Commission on request as provided in sec.229.601(b) (4) (iii) (A) of Regulation
                        S-K]

        ITEM
- --------------------
           4.(g)     -- Competitive Advance and Revolving Credit Facility Agreement dated as of April 29, 1994, among MAPCO Inc., Chemical Bank, as Agent and the
                        Lenders named therein [Exhibit 4.(g) to Quarterly Report on Form 10-Q for the period ended March 31, 1994*]
           4.(h)     -- Rights Agreement dated as of June 12, 1986 between MAPCO Inc. and
                        Harris Trust Company of New York, as amended [Filed herewith*]
           4.(i)     -- Note Agreement dated as of June 16, 1989 between MAPCO Inc. and IDS
                        Life Insurance Company of New York, American Enterprise Life
                        Insurance Company, et al. [Filed herewith*]
           4.(j)     -- Note Agreement dated as of December 1, 1993 between Seminole Pipeline
                        Company and Principal Mutual Life Insurance Company, et al. [a copy of this Agreement will be furnished to the Commission on request as provided in sec.229.601(b) (4) (iii) (A) of Regulation S-K]
           4.(k)     -- Indenture dated as of March 31, 1990 between MAPCO Inc. and Bankers
                        Trust, Trustee [Exhibit 4.0 to Current Report on Form 8-K dated
                        February 19, 1991*]
                                  MANAGEMENT CONTRACTS AND COMPENSATORY PLANS OR ARRANGEMENTS
          10.(a)     -- Form of Agreement between MAPCO Inc. and Directors relating to indemnification [Exhibit 10.(c) to Report on Form 10-K for the fiscal year ended December 31, 1992*]
          10.(b)     -- Form of Agreement between MAPCO Inc. and certain officers and key employees relating to indemnification [Filed herewith*]
          10.(c)     -- MAPCO Inc. 1986 Retirement Plan for Directors, as amended and restated effective March 29, 1989 [Filed herewith*]
          10.(d)     -- Form of Agreement between MAPCO Inc. and certain officers relating to employment dated December 20, 1989, effective January 1, 1990 [Filed herewith*]
          10.(e)     -- Form of Amendment Letter to Agreement Dated December 20, 1989 between
                        MAPCO Inc. and certain officers relating to employment dated March
                        14, 1990 [Filed herewith*]
          10.(f)     -- Amendments to Letter Agreement relating to employment dated December
                        18, 1991 between MAPCO Inc. and James E. Barnes and Robert M. Howe
                        [Exhibit 10.(h).1 to Report on Form 10-K for fiscal year ended
                        December 31, 1991*]
          10.(g)     -- Supplemental Retirement Agreement, as amended and restated, as of
                        December 12, 1991 between MAPCO Inc. and James E. Barnes [Exhibit
                        10.(i) to Report on Form 10-K for the fiscal year ended December 31,
                        1991*]
          10.(h)     -- Supplemental Retirement Agreement, as amended and restated, as of
                        December 12, 1991 between MAPCO Inc. and Robert M. Howe [Exhibit
                        10.(j) to Report on Form 10-K for the fiscal year ended December 31,
                        1991*]
          10.(i)     -- Amendment effective December 31, 1993, to Supplemental Retirement
                        Agreement, as amended and restated, effective December 1, 1984, between MAPCO Inc. and Robert M. Howe [Exhibit 10(k) to Report on
                        Form 10-K for the fiscal year ended December 31, 1993*]
          10.(j)     -- MAPCO Inc. 1986 Stock Option Plan, effective January 1, 1986 [Exhibit
                        10.(k) to Report on Form 10-K for the fiscal year ended December 31,
                        1992*]
          10.(k)     -- MAPCO Inc. Supplemental Executive Retirement Plan effective January
                        1, 1986 [Exhibit 10(n) to Report on Form 10-K for the fiscal year ended December 31, 1993*]

        ITEM
- --------------------
          10.(l)     -- MAPCO Inc. 1989 Stock Incentive Plan, as amended and restated
                        effective June 1, 1992 [Filed herewith*]
          10.(m)     -- MAPCO Inc. 1989 Outside Director Stock Option Plan, as amended March
                        24, 1993 [Filed herewith*]
          10.(n)     -- MAPCO Inc. Long-Term Investment Savings Plan, effective January 1,
                        1994 [Exhibit 10(q) to Report on Form 10-K for the fiscal year ended
                        December 31, 1993*]
          10.(o)     -- MAPCO Inc. Long-Term Investment Savings Trust, effective January 10,
                        1994 [Exhibit 10(r) to Report on Form 10-K for the fiscal year ended
                        December 31, 1993*]
OTHER MATERIAL CONTRACTS
          10.(p)     -- Settlement Agreement between the state of Alaska and MAPCO Alaska
                        Petroleum Inc. executed on August 31, 1994 and effective August 1,
                        1994 [Exhibit 10 to Quarterly Report on Form 10-Q for the period ending September 30, 1994*]
          10.(q)     -- Purchase and Sale Agreement dated August 3, 1994 between Emro Propane
                        Company and Emro Marketing Company and MAPCO Natural Gas Liquids
                        Inc., MAPCO Petroleum Inc. and MAPCO Florida Inc. [Exhibit 10 to Form
                        8-K filed on September 12, 1994*]
          11.        -- Statement re: computation of per share earnings
          12.        -- Computation of Ratio of Earnings to Fixed Charges
          21.        -- List of Subsidiaries
          23.        -- Independent Auditors' Consent
          24.        -- Power of Attorney, included as part of the signature page of this report
          27.        -- Financial Data Schedule

- ---------------

* Incorporated herein by reference

     All other schedules and exhibits are omitted because they are not required or are not applicable.

(b) Reports on Form 8-K

     Except for the following amendments, no current reports on Form 8-K were filed during the last quarter of the year ended December 31, 1994:

     (i) Current Report on Form 8-K/A (Amendment No. 1) filed November 7, 1994, to provide supplemental financial schedules to the Company's previous Current Report on Form 8-K which was filed on September 12, 1994, in connection with the acquisition of assets of Emro Propane Company.

     (ii) Current Report on Form 8-K/A (Amendment No. 2) filed November 10, 1994, to provide Exhibit 23 to Amendment No. 1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MAPCO Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MAPCO INC.

Dated: March 22, 1995                       By   /s/  JAMES E. BARNES
                                                      JAMES E. BARNES
                                              Chairman of the Board and Chief
                                                     Executive Officer

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

                  SIGNATURE                               TITLE                     DATE
- ---------------------------------------------  ----------------------------  ------------------
          /s/  JAMES E. BARNES                 Chairman of the Board and         March 22, 1995
              (James E. Barnes)                  Chief Executive Officer
          /s/  FRANK S. DICKERSON, III         Senior Vice President, Chief      March 22, 1995
              (Frank S. Dickerson, III)          Financial Officer and
                                                 Treasurer
          /s/  DONALD R. WELLENDORF            Vice President and                March 22, 1995
              (Donald R. Wellendorf)             Controller (Principal
                                                 Accounting Officer)
          /s/  HARRY A. FISCHER, JR.           Director                          March 22, 1995
              (Harry A. Fischer, Jr.)
          /s/  WAYNE K. GOETTSCHE              Director                          March 22, 1995
              (Wayne K. Goettsche)
          /s/  DONALD PAUL HODEL               Director                          March 22, 1995
              (Donald Paul Hodel)
          /s/  MALCOLM T. HOPKINS              Director                          March 22, 1995
              (Malcolm T. Hopkins)
          /s/  ROBERT M. HOWE                  Director                          March 22, 1995
              (Robert M. Howe)
          /s/  PHILIP C. LAUINGER, JR.         Director                          March 22, 1995
              (Philip C. Lauinger, Jr.)
                                               Director                          March 22, 1995
              (Donald L. Mellish)
          /s/  ROBERT L. PARKER                Director                          March 22, 1995
              (Robert L. Parker)
          /s/  HERMAN J. SCHMIDT               Director                          March 22, 1995
              (Herman J. Schmidt)
          /s/  SAMUEL F. SEGNAR                Director                          March 22, 1995
              (Samuel F. Segnar)

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MAPCO Inc. and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1992, 1991 and 1990, and the related consolidated statements of income, cash flows, and changes in stockholders' equity for the years ended December 31, 1991 and 1990 (none of which are presented herein); and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended December 31, 1994, appearing in Item 6 herein, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

Deloitte & Touche LLP
Tulsa, Oklahoma
January 27, 1995

                                   MAPCO INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                1994        1993        1992
                                                               -------     -------     -------
                                                                    (DOLLARS IN MILLIONS
                                                                  EXCEPT PER SHARE AMOUNTS)
Sales and Operating Revenues(1)..............................  $3,059.3    $2,715.3    $2,786.8
                                                               --------    --------    --------
Expenses:
  Outside purchases and operating expenses(1)................   2,718.2     2,296.4     2,420.3
  Selling, general and administrative........................      68.1        72.8        70.7
  Depreciation, depletion and amortization...................     102.9        97.3        96.5
  Interest and debt expense..................................      53.2        46.5        53.3
  Other (income) expense -- net..............................        .3         (.6)        1.4
                                                               --------    --------    --------
                                                                2,942.7     2,512.4     2,642.2
                                                               --------    --------    --------
Income before Provision for Income Taxes.....................     116.6       202.9       144.6
Provision for Income Taxes (Note 6)..........................      35.9        74.5        45.0
                                                               --------    --------    --------
Income before Minority Interest..............................      80.7       128.4        99.6
Minority Interest in Earnings of Subsidiary..................      (1.6)       (1.4)        1.1
                                                               --------    --------    --------
Net Income...................................................  $   79.1    $  127.0    $  100.7
                                                               ========    ========    ========
Earnings per Common Share (Notes 7 and 8)....................  $   2.64    $   4.24    $   3.37
                                                               ========    ========    ========

- ---------------

(1) Includes consumer excise taxes of $157.2 million, $148.7 million and $146.5 million in 1994, 1993 and 1992, respectively.

                See notes to consolidated financial statements.

                                   MAPCO INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                          -------------------
                                                                           1994        1993
                                                                          -------     -------
                                                                          (DOLLARS AND SHARES
                                                                             IN MILLIONS)
                                           ASSETS
Current Assets:
  Cash and cash equivalents.............................................  $   30.6    $   69.8
  Receivables, less allowance for doubtful accounts (1994 -- $2.3;
     1993 -- $3.3)......................................................    2 63.3       228.8
  Inventories (Note 4)..................................................    1 11.0       113.4
  Prepaid expenses......................................................      44.1        27.3
  Other current assets..................................................      29.9        23.6
                                                                          --------    --------
          Total current assets..........................................     478.9       462.9
                                                                          --------    --------
Property, Plant and Equipment, at cost:
  Natural Gas Liquids...................................................   1,326.0     1,170.3
  Petroleum.............................................................     569.5       566.3
  Coal..................................................................     570.8       571.2
  Corporate.............................................................      35.2        34.0
                                                                          --------    --------
                                                                           2,501.5     2,341.8
  Less -- accumulated depreciation and depletion........................  (1,027.3)     (974.5)
                                                                          --------    --------
                                                                           1,474.2     1,367.3
                                                                          --------    --------
Other Assets............................................................     213.0       130.9
                                                                          --------    --------
                                                                          $2,166.1    $1,961.1
                                                                          ========    ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt..................................  $   32.2     $  12.8
  Accounts payable......................................................     270.0       247.1
  Accrued taxes.........................................................      37.8        47.3
  Accrued payroll and related expenses..................................      14.0        21.2
  Other current liabilities.............................................      72.4        61.2
                                                                          --------    --------
          Total current liabilities.....................................     426.4       389.6
                                                                          --------    --------
Long-Term Debt, excluding current maturities (Note 5)...................     720.9       585.5
                                                                          --------    --------
Other Liabilities.......................................................      77.8       115.2
                                                                          --------    --------
Deferred Income Taxes (Note 6)..........................................     293.8       273.5
                                                                          --------    --------
Minority Interest.......................................................      24.6        23.0
                                                                          --------    --------
Commitments and Contingencies (Note 11)
                                                                          --------    --------
Stockholders' Equity (Notes 7,8 and 10):
  Capital stock:
     Preferred Stock, without par value, 1 shares authorized; no shares issued
     Series A Junior Participating Preferred Stock, without par value,
      .2 shares authorized; no shares issued
     Common Stock, $1 par value, 75 shares authorized; 62.8 shares
      issued -- 1994; 62.7 shares issued -- 1993........................      62.8        62.7
  Capital in excess of par value........................................     202.6       200.0
  Retained earnings.....................................................   1,356.4     1,306.7
                                                                          --------    --------
                                                                           1,621.8     1,569.4
  Treasury Stock, at cost, 32.9 shares -- 1994; 32.8 shares -- 1993.....    (935.6)     (926.9)
  Loan to ESOP..........................................................     (63.6)      (68.2)
                                                                          --------    --------
                                                                             622.6       574.3
                                                                          --------    --------
                                                                          $2,166.1    $1,961.1
                                                                          ========    ========

                See notes to consolidated financial statements.

                                   MAPCO INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1993        1992
                                                                -------     -------     -------
                                                                     (DOLLARS IN MILLIONS)
Cash Flows from Operating Activities:
  Net income..................................................  $  79.1     $ 127.0     $ 100.7
  Reconciliation of net income to net cash provided by
  operating activities:
     Depreciation, depletion and amortization.................    102.9        97.3        96.5
     Provision for deferred income taxes......................     12.7        12.5        (9.1)
     Other items not requiring cash (Note 3)..................     17.0         9.7         8.2
                                                                -------     -------     -------
       Funds provided by operations...........................    211.7       246.5       196.3
     Changes in operating assets and liabilities (Note 3).....    (76.5)        6.7        33.6
                                                                -------     -------     -------
       Net cash provided by operating activities..............    135.2       253.2       229.9
                                                                -------     -------     -------
Cash Flows from Investing Activities:
  Capital expenditures and acquisitions, net of liabilities
     assumed (Note 3).........................................   (303.9)     (144.3)     (213.9)
  Proceeds from sales of property, plant and equipment........     10.8        18.5         4.6
  Other.......................................................                  2.7
                                                                -------     -------     -------
       Net cash used in investing activities..................   (293.1)     (123.1)     (209.3)
                                                                -------     -------     -------
Cash Flows from Financing Activities:
  Purchase of common stock....................................     (8.7)       (6.2)      (16.5)
  Increase (decrease) in borrowings...........................    165.1      (139.5)      (67.8)
  Dividends...................................................    (30.0)      (30.0)      (29.9)
  Issuance of long-term debt..................................       .1        75.4       246.1
  Payments on long-term debt..................................     (8.4)      (17.3)     (147.5)
  Exercise of stock options...................................       .9         1.0          .4
  Other.......................................................      (.3)         .6        (1.3)
                                                                -------     -------     -------
       Net cash provided by (used in) financing activities....    118.7      (116.0)      (16.5)
                                                                -------     -------     -------
Increase (Decrease) in Cash and Cash Equivalents..............    (39.2)       14.1         4.1
Cash and Cash Equivalents, January 1..........................     69.8        55.7        51.6
                                                                -------     -------     -------
Cash and Cash Equivalents, December 31........................  $  30.6     $  69.8     $  55.7
                                                                =======     =======     =======

                See notes to consolidated financial statements.

                                   MAPCO INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                        COMMON STOCK      CAPITAL
                                        $1 PAR VALUE        IN                   TREASURY STOCK
                                       ---------------   EXCESS OF   RETAINED   ----------------   LOAN TO
                                       SHARES   AMOUNT   PAR VALUE   EARNINGS   SHARES   AMOUNT     ESOP
                                       ------   ------   ---------   --------   ------   -------   -------
                                            (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Balance, December 31, 1991...........   62.5    $62.5     $ 195.5    $1,138.3   (32.5)   $(907.2)  $ (76.4)
  Net income.........................                                   100.7
  Dividends ($1.00 per share)........                                   (29.9)
  Purchase of common stock...........                                             (.3)     (16.5)
  ESOP loan repayments...............                                                                  3.9
  Exercise of stock options..........     .1       .1          .3
  Other..............................                         3.2                  .1        3.0
                                       -----    ------    -------    --------   -----    -------   -------
Balance, December 31, 1992...........   62.6     62.6       199.0     1,209.1   (32.7)    (920.7)    (72.5)
  Net income.........................                                   127.0
  Dividends ($1.00 per share)........                                   (30.0)
  Purchase of common stock...........                                             (.1)      (6.2)
  ESOP loan repayments...............                                                                  4.3
  Exercise of stock options..........     .1       .1         1.3
  Other..............................                         (.3)         .6
                                       -----    ------    -------    --------   -----    -------   -------
Balance, December 31, 1993...........   62.7     62.7       200.0     1,306.7   (32.8)    (926.9)    (68.2)
  Net income.........................                                    79.1
  Dividends ($1.00 per share)........                                   (30.0)
  Purchase of common stock...........                                             (.1)      (8.7)
  ESOP loan repayments...............                                                                  4.6
  Exercise of stock options..........     .1       .1         2.7
  Other..............................                         (.1)         .6
                                       -----    ------    -------    --------   -----    -------   -------
Balance, December 31, 1994...........   62.8    $62.8     $ 202.6    $1,356.4   (32.9)   $(935.6)  $ (63.6)
                                       =====    =====     =======    ========   =====    =======   =======

                See notes to consolidated financial statements.

                                   MAPCO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

  Consolidation --

     The consolidated financial statements include the accounts of MAPCO Inc. and its subsidiaries ("MAPCO" or the "Company"). Certain reclassifications have been made to prior year amounts to conform to current year presentations. All significant intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents --

     Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash. All investments classified as cash equivalents have original maturities of three months or less.

  Inventories --

     Inventories include crude oil, refined petroleum products, natural gas liquids, coal, fertilizer, chemicals, appliances and retail merchandise. Inventories are valued at the lower of cost or market. Crude oil, refined petroleum products and retail merchandise inventories in the Petroleum segment are determined on a last-in, first-out ("LIFO") basis. Appliances, chemicals, fertilizer and other inventories related to fertilizer in the Natural Gas Liquids ("NGL") segment are determined on an average cost basis. All other inventories are determined on a first-in, first-out basis. Net exchange balances are classified as inventory.

  Advance Royalties --

     Rights to leased coal lands are often acquired through royalty payments. Where royalty payments represent prepayments recoupable against future production, they are capitalized, and amounts expected to be recouped within one year are classified as a current asset. As mining occurs on those leases, the prepayment is included in the cost of mined coal. Amounts estimated to be nonrecoupable are expensed.

  Depreciation and Depletion --

     Depreciation and depletion is computed on the straight-line method at rates based upon estimated useful lives or, if applicable, on the units-of-production method based on estimated recoverable reserves. Maintenance, repairs and minor replacements are expensed. Costs of replacements constituting improvements are capitalized. Gains or losses arising from retirements are included in income currently, except for gains and loss on certain assets within the NGL segment which are depreciated using regulatory group depreciation methods.

  Excess of Purchase Price over Net Assets of Companies Acquired --

     Amounts applicable to acquisitions prior to 1971 ($4.6 million) are not amortized. Amounts applicable to acquisitions after 1970 are amortized on a straight-line basis over periods not exceeding forty years. MAPCO continually evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revision of the estimated useful lives of acquired assets.

  Revenue Recognition --

     MAPCO's revenue recognition policies provide that revenues are recognized when earned based on transfer of title or delivery.

  Environmental Expenditures --

     Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Environmental liabilities are recorded independently of

                                   MAPCO INC.

any potential claim for recovery. Receivables are recognized in cases where reimbursements of remediation costs are available from state funds and the realization of those funds is considered probable. Accruals related to environmental matters are generally determined based on site-specific plans for remediation, taking into account prior remediation experience of MAPCO and other companies.

  Debt Discount and Expense --

     Debt discount and expense arising from the issuance of debt securities are capitalized and amortized using the principal outstanding method.

  Gas Balancing Arrangements --

     MAPCO uses the sales method of accounting for its gas balancing arrangements. Under the sales method, MAPCO recognizes revenues on all West Panhandle gas field gas liquids sold to its customers without regard to the under/over take position of its gas supplier. Imbalances resulting from under/over take will be offset by future field production.

  Futures Activity --

     Futures, forward and option contracts are used to hedge against the risk of price changes for selected sales commitments of crude oil and refined petroleum products. Contracts that qualify as hedges are correlated to price movements of crude oil and refined petroleum product inventory and any gains or losses resulting from market changes will be substantially offset by losses or gains on the hedged inventory. Contracts which do not qualify as hedges are classified as speculative and are marked-to-market at the end of each month. MAPCO did not engage in any material hedging, speculative or other activities involving derivative financial instruments during 1994, 1993 and 1992. Commodity speculative trading activity was immaterial to MAPCO's results of operations in 1994, 1993 and 1992.

  Treasury Stock --

     MAPCO common stock purchased by the Company is recorded as treasury stock, at cost.

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

  Earnings per Common Share --

     Earnings per common share are based on the weighted average number of common shares outstanding. Average common shares outstanding were 30.0 million in 1994 and 1993 and 29.9 million in 1992.

  ESOP --

     MAPCO's loan to its Employee Stock Ownership Plan ("ESOP") is recorded as a reduction of stockholders' equity in MAPCO's consolidated balance sheets. Compensation and interest expense are recognized based on MAPCO's cash contributions to the ESOP.

                                   MAPCO INC.

  Nature of Business --

     Natural Gas Liquids segment operations include the transportation, processing and underground storage of NGLs, the pipeline transportation of anhydrous ammonia, refined products and crude oil, and the sale of appliances, propane and fertilizer. The pipeline main line runs from the Wyoming-Utah Overthrust Belt to Hobbs, New Mexico and from Hobbs through the Midwest into Minnesota and Wisconsin. The main line also runs from Hobbs across Texas to the Gulf Coast. Tariff charges for pipeline operations are made on account to shippers who are engaged in energy or energy-related businesses. Operations at three gas processing plants (only one of which is currently operating) in the West Panhandle gas field in Texas produce NGLs which are sold in the Midwestern and Gulf Coast markets. Propane, appliances and fertilizer are marketed through retail plants to residential, agricultural and industrial customers located in the upper Midwest and the Southeast regions of the United States. Sales are generally made on account.

     Petroleum segment operations include two refining and marketing systems: the Alaska System and the Mid-South System. The Alaska System includes a refinery at North Pole, Alaska, whose non-affiliated customers include wholesale, commercial, governmental and industrial consumers. Sales are generally made on account. The Alaska system also includes retail convenience stores in Fairbanks, Anchorage and Juneau, Alaska. The Mid-South System includes a refinery at Memphis, Tennessee, whose non-affiliated customers include industrial and commercial consumers, jobbers, independent dealers and other refiner/marketers primarily located in the Mid-South region of the United States. Sales are generally made on account. The Mid-South System also includes retail convenience store operations located throughout the Southeastern United States. MAPCO buys, sells and exchanges crude oil to supply its refinery systems. These transactions are with companies engaged in energy or energy-related businesses and sales are generally made on account.

     Coal segment operations produce and market steam and metallurgical coal for sale in domestic and foreign markets. Steam coal is sold primarily to electric utilities located in the Eastern United States and, to a lesser extent, Europe. Metallurgical coal is sold to steel and coke producers located primarily in the United States, South America, the Far East, Europe and Northern Africa. Sales are generally made on account. Export shipments are generally secured by letters of credit or other similar guarantees prior to the coal being delivered to the customer.

NOTE 2. ACQUISITION

     On September 1, 1994, MAPCO completed the acquisition of the assets of Emro Propane Company ("Emro"). Emro is engaged in the supply and retail marketing of NGLs. The purchase price of $198 million included a $186 million cash payment and the transfer to Emro Marketing Company of MAPCO Florida Inc.'s retail convenience store assets in Florida. The cash payment was financed through the issuance of commercial paper and bank money market lines. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $84 million was recognized as goodwill and is being amortized over 30 years. The operating results of Emro have been included in MAPCO's consolidated financial statements since the date of acquisition.

     The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1993 (in millions except per share amounts):

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                                    1994        1993
                                                                  --------    --------
        Sales and Operating Revenues............................  $3,071.3    $2,737.5
        Net Income..............................................  $   86.2    $  134.3
        Earnings per Common Share...............................  $   2.87    $   4.48

                                   MAPCO INC.

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Emro acquisition been consummated as of January 1, 1993, nor are they necessarily indicative of future operating results.

NOTE 3. CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

     Other items not requiring (providing) cash reported in cash flows from operating activities consist of (in millions):

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                1994     1993     1992
                                                                -----    -----    -----
        Net periodic pension income...........................  $ (.1)   $(1.1)   $(2.0)
        (Gain) loss on sales of property, plant and
          equipment...........................................    2.4     (5.4)     2.1
        Minority interest in earnings of subsidiary...........    1.6      1.4     (1.1)
        Refinery turnaround accrual...........................    1.9      3.2      3.5
        Litigation and environmental accrual..................    1.0      5.7      (.5)
        Recovery of advance royalties.........................    4.0      3.7      3.1
        Other non-cash income and expense items -- net........    6.2      2.2      3.1
                                                                -----    -----    -----
                                                                $17.0    $ 9.7    $ 8.2
                                                                =====    =====    =====

     Changes in operating assets and liabilities consist of (in millions):

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              1994      1993      1992
                                                             ------    ------    ------
        Decrease (increase) in:
          Receivables......................................  $(33.7)   $  7.7    $(31.8)
          Inventories......................................     8.3       6.5     (40.8)
          Prepaid expenses.................................   (17.0)      3.9      (5.6)
          Other current assets.............................    (6.3)       .6       (.8)
          Other assets.....................................   (12.9)     (6.0)    (10.2)
        Increase (decrease) in:
          Accounts payable.................................    22.9     (19.8)     87.2
          Accrued taxes....................................    (7.1)      5.8       2.8
          Accrued payroll and related expenses.............    (7.2)      4.8      (4.2)
          Other current liabilities........................    10.2       1.3      (3.7)
          Other liabilities................................   (33.7)      1.9      40.7
                                                             ------    ------    ------
                                                             $(76.5)   $  6.7    $ 33.6
                                                             ======    ======    ======

     Income taxes paid were $37.9 million, $64.8 million and $49.2 million during 1994, 1993 and 1992, respectively.

     Interest paid, net of amounts capitalized, was $51.9 million, $47.3 million and $54.1 million during 1994, 1993 and 1992, respectively.

     Total accrued interest costs were $53.2 million, $49.3 million and $55.3 million during 1994, 1993 and 1992, respectively. There was no interest capitalized during 1994; $2.8 million was capitalized during 1993 and $2.0 million was capitalized during 1992.

     In connection with the 1994 acquisition of Emro, MAPCO purchased assets with a fair value of $117 million, assumed liabilities of $3 million and transferred to Emro Marketing Company $12 million of MAPCO Florida Inc.'s assets (see Note 2 for additional information regarding the Emro acquisition).

                                   MAPCO INC.

     Included in capital expenditures and acquisitions in 1992 is $6.0 million for MAPCO common stock issued in connection with acquisitions in which MAPCO received assets with a fair value of $11.9 million and assumed liabilities of $5.9 million.

NOTE 4. INVENTORIES

     Inventories consist of (in millions):

                                                                        DECEMBER 31,
                                                                      ----------------
                                                                       1994      1993
                                                                      ------    ------
        Raw materials -- crude oil..................................  $ 21.8    $ 25.6
                                                                      ------    ------
        Finished products:
          Refined petroleum products................................    26.1      24.9
          Fertilizer and natural gas liquids........................    31.5      46.0
          Retail merchandise........................................    23.7      12.1
          Coal......................................................     7.9       4.8
                                                                      ------    ------
                                                                        89.2      87.8
                                                                      ------    ------
        Inventories.................................................  $111.0    $113.4
                                                                      ======    ======

     The cost to replace the Petroleum segment's crude oil, refined petroleum products and retail merchandise inventories in excess of LIFO carrying values was approximately $11.6 million and $6.5 million at December 31, 1994 and 1993, respectively.

NOTE 5. LONG-TERM DEBT

     Long-term debt consists of (in millions):

                                                                        DECEMBER 31,
                                                                       ---------------
                                                                        1994     1993
                                                                       ------   ------
        MAPCO INC.
        Commercial paper and bank money market lines.................  $185.1   $ 20.0
        8.43% ESOP Notes, payable in mortgage type principal
          reductions annually through 2003...........................    63.6     68.2
        Medium Term Notes, various maturities through 2022...........   334.8    342.8
                                                                       ------   ------
                                                                        583.5    431.0
                                                                       ------   ------
        SUBSIDIARIES
        Senior Notes:
          8.51% Notes, payable $15.0 million in 2007.................    15.0     15.0
          8.95% Notes, payable $35.5 million in 2012.................    35.5     35.5
          8.20% Notes, payable $2.5 million annually 2007 through
             2012....................................................    15.0     15.0
          8.59% Notes, payable $14.5 million in 2017.................    14.5     14.5
          8.70% Notes, payable $2.0 million annually 2018 through
             2022....................................................    10.0     10.0
          6.67% Notes, payable $15.0 million annually 2001 through
             2005....................................................    75.0     75.0
        Other........................................................     4.6      2.3
                                                                       ------   ------
                                                                        169.6    167.3
                                                                       ------   ------
                                                                        753.1    598.3
        Less -- current maturities...................................   (32.2)   (12.8)
                                                                       ------   ------
        Long-term debt...............................................  $720.9   $585.5
                                                                       ======   ======

                                   MAPCO INC.

     Interest rates on commercial paper and bank money market lines ranged from 3.49% to 6.29% and from 3.10% to 4.27% during 1994 and 1993, respectively. Commercial paper and bank money market lines outstanding at December 31, 1994 and 1993 were classified as long-term debt. MAPCO has the ability and the intent, if necessary, under a bank credit agreement to refinance commercial paper and bank money market lines with long-term debt having maturities in excess of one year.

     MAPCO has a bank credit agreement for a line of credit of $300 million. The bank credit agreement provides for reduction of the total commitment in quarterly increments of $25 million commencing June 30, 1998. Interest on borrowings under the bank credit agreement would be at rates generally less than the prime interest rate. MAPCO must pay a commitment fee to maintain the bank credit agreement. This agreement serves as a back-up for MAPCO's outstanding commercial paper and bank money market lines. As of December 31, 1994, no borrowings were outstanding under the bank credit agreement.

     The ESOP Notes' interest rate is subject to revision in the event there is a change in Internal Revenue Service regulations regarding taxability of the interest to the lenders.

     MAPCO had $334.8 million of Medium Term Notes outstanding as of December 31, 1994. The Notes mature at various times through 2022 and bear interest at rates ranging from 7.60% to 8.87%. Previously issued Medium Term Notes of $8 million and $10 million matured during 1994 and 1993, respectively.

     On August 10, 1993, the Company redeemed all the outstanding variable rate Mt. Vernon Economic Development Bonds due May 10, 2012 in the principal amount of $6.5 million plus accrued interest.

     In December 1993, Seminole Pipeline Company issued $75 million of 6.67% Senior Notes in the private placement market. These notes are payable at $15 million annually from 2001 through 2005.

     The scheduled amounts to be paid on long-term debt during the next five years are: 1995 -- $32 million, 1996 -- $26 million, 1997 -- $32 million,
1998 -- $37 million and 1999 -- $32 million.

     Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' subsidiaries to MAPCO. At December 31, 1994, $180 million of net assets were restricted by such provisions.

NOTE 6. INCOME TAXES

     MAPCO adopted SFAS No. 109, Accounting for Income Taxes, effective January 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase 1993 net income by $.4 million.

                                   MAPCO INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability are as follows (in millions):

                                                                       DECEMBER 31,
                                                                     -----------------
                                                                      1994       1993
                                                                     ------     ------
        Deferred tax liabilities:
          Differences between book and tax basis of property.......  $295.6     $295.4
          Other....................................................    21.7       19.2
                                                                     ------     ------
                                                                      317.3      314.6
                                                                     ------     ------
        Deferred tax assets:
          Accrued expenses not currently deductible................    29.3       30.2
          Reserves not currently deductible........................     6.0       17.8
          Other....................................................    10.2        7.6
                                                                     ------     ------
                                                                       45.5       55.6
                                                                     ------     ------
        Net deferred tax liability.................................   271.8      259.0
        Net current deferred tax asset.............................    22.0       14.5
                                                                     ------     ------
        Deferred income taxes......................................  $293.8     $273.5
                                                                     ======     ======

     Income before provision for income taxes is substantially all derived from domestic operations. Significant components of the provision for income taxes are as follows (in millions):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1994      1993      1992
                                                              -----     -----     -----
        Current:
          Federal...........................................  $22.5     $58.0     $49.5
          Enacted change in Federal tax rate................              1.7
          State.............................................     .7       2.3       4.6
                                                              -----     -----     -----
                                                               23.2      62.0      54.1
                                                              -----     -----     -----
        Deferred:
          Federal...........................................   12.0       5.1      (9.8)
          Enacted change in Federal tax rate................              6.9
          State.............................................     .7        .5        .7
                                                              -----     -----     -----
                                                               12.7      12.5      (9.1)
                                                              -----     -----     -----
        Provision for income taxes..........................  $35.9     $74.5     $45.0
                                                              =====     =====     =====

                                   MAPCO INC.

     A reconciliation of the statutory U.S. Federal income tax rate and MAPCO's effective income tax rate is as follows (in percents):

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                                 1994     1993     1992
                                                                 ----     ----     ----
        Statutory rate.........................................  35.0     35.0     34.0
        Increase (decrease) resulting from:
          Excess of tax over book depletion....................  (5.1)    (3.1)    (4.0)
          State income taxes, net of Federal benefit...........   1.0      1.0      2.4
          Deferred tax impact of change in the Federal tax
             rate..............................................            3.4
          Other................................................   (.1)      .4     (1.3)
                                                                 ----     ----     ----
        Effective income tax rate..............................  30.8     36.7     31.1
                                                                 ====     ====     ====

     At December 31, 1994, a subsidiary of MAPCO had Federal income tax net operating loss carryforwards of $7.0 million which expire in various years through 2003.

NOTE 7. STOCK RIGHTS

     Under a Rights Agreement (as amended in 1989), MAPCO has one Right outstanding for each outstanding share of MAPCO common stock. Under certain limited conditions as defined in the Rights Agreement, each Right entitles the registered holder to purchase from MAPCO one two-hundredth of a share of Series A Junior Participating Preferred Stock ("Preferred Stock") at $175 subject to adjustment. At December 31, 1994, there were 29.9 million Rights outstanding, that if exercised, would result in the issuance of 149,577 shares of Preferred Stock.

     The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement) which will occur upon the earlier of (i) ten days following a public announcement that an Acquiring Person has acquired beneficial ownership of 15% or more of MAPCO's outstanding common stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group owning 15% or more of MAPCO's outstanding common stock.

     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire MAPCO without conditioning the offer on a substantial number of Rights being redeemed. Upon exercise and the occurrence of certain events as defined in the Rights Agreement, each holder of a Right, except the Acquiring Person (as defined in the Rights Agreement), will have the right to receive MAPCO common stock or common stock of the acquiring company having a value equal to two times the exercise price of the Right.

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

NOTE 8. STOCK INCENTIVE PLANS

     Under the MAPCO Inc. 1989 Stock Incentive Plan (the "Plan"), stock options, stock appreciation rights, restricted stock, phantom stock and stock purchase rights may be issued to key employees. At December 31, 1994, only stock options and restricted stock had been awarded under the Plan. Each stock option entitles the holder to purchase from MAPCO one share of common stock at the option price, which is determined by the closing sales price of MAPCO common stock on the grant date. Options expire ten years

                                   MAPCO INC.

from the date of the grant. One-third of the options granted in 1994 will vest in 1998, one-third in 1999 and one-third in 2000.

     Options granted under the Plan contain a Replacement Option feature. The Replacement Option feature is triggered when an optionee uses stock, rather than cash, to exercise an option. Upon exercise by an exchange of stock, Replacement Options are granted equal to the number of shares tendered for the exercise of the option plus the number of shares of stock withheld for income tax purposes. The exercise price per share for any Replacement Option is equal to the fair market value of a share of common stock on the date the Replacement Option is granted. A Replacement Option is not exercisable for at least six months from the grant date for those granted prior to January 22, 1992 and twelve months for those granted after January 22, 1992.

     In May 1992, MAPCO stockholders approved an amendment to the Plan which increased the number of gross shares (i.e., the number of options issuable, including shares forfeited for tax withholding and shares surrendered to exercise an option) which may be issued under the Plan to 7 million; however, the maximum number of actual net shares which may be issued under the Plan remained at 2 million (plus a small number of shares from prior plans). The number of gross shares available for future grants under the Plan was 3,782,350 at December 31, 1994. The cumulative number of actual net shares issued under the Plan was 262,314 at December 31, 1994.

     A summary of employee stock option activity for options issued pursuant to the Plan and prior plans is as follows:

                                         NUMBER         EXERCISE         NUMBER         EXERCISE
                                       OUTSTANDING        PRICE        EXERCISABLE        PRICE
                                       -----------    -------------    -----------    -------------
    At December 31, 1991.............   1,509,904     $18.94-$63.63      132,259      $18.94-$55.75
      Granted........................     826,656     $52.88-$61.75
      Exercised......................    (621,704)    $18.94-$55.00
      Canceled.......................     (89,855)    $27.69-$61.63
                                       ----------     -------------    ---------      -------------
    At December 31, 1992.............   1,625,001     $18.94-$63.63      269,475      $18.94-$63.63
      Granted........................     653,191     $49.25-$64.25
      Exercised......................    (413,600)    $18.94-$60.13
      Canceled.......................     (50,835)    $37.00-$61.63
                                       ----------     -------------    ---------      -------------
    At December 31, 1993.............   1,813,757     $18.94-$64.25      677,144      $18.94-$63.63
      Granted........................     648,170     $50.38-$64.50
      Exercised......................    (384,714)    $18.94-$60.50
      Canceled.......................     (33,122)    $40.25-$63.38
                                       ----------     -------------    ---------      -------------
    At December 31, 1994.............   2,044,091     $18.94-$64.50      853,329      $18.94-$64.50
                                       ==========     =============    =========      =============

     MAPCO has a Director Stock Option Plan ("Directors' Plan") which provides for the grant of stock options to MAPCO's non-employee Directors. Under the Directors' Plan, stock options are granted at the closing price of MAPCO's common stock on the date of the grant. The number of options granted, which is fixed by the plan, become fully exercisable on the date of grant. The maximum number of shares which may be issued under the Directors' Plan is 200,000 shares. Options were granted to purchase 18,000 shares for each of the years 1994, 1993 and 1992 at $62.38, $57.25 and $59.50 per share, respectively.
Options outstanding and exercisable at December 31, 1994, 1993 and 1992 were 101,927 shares, 83,927 shares and 65,927 shares, respectively.

                                   MAPCO INC.

NOTE 9. SEGMENT INFORMATION

     MAPCO's operations are organized into three segments: Natural Gas Liquids, Petroleum and Coal. Natural Gas Liquids includes the movement by pipeline of NGLs, refined products, crude oil, and anhydrous ammonia, and includes the retail and wholesale marketing of natural gas liquids (including propane, ethane, butane and natural gasolines), appliances and fertilizer, and the operation of natural gas processing plants (only one of which is currently operating) and underground storage facilities; Petroleum includes the refining of crude oil and refined petroleum products, the wholesale and retail marketing of refined petroleum products, the retail marketing of merchandise and deli fast food, and the trading of crude oil, NGLs and refined petroleum products; Coal includes the production and marketing of coal. Intersegment sales and operating revenues are generally made at prevailing market prices. Segment information is as follows (in millions):

                                      SALES AND OPERATING REVENUES                                    ADDITIONS
                                  -------------------------------------                              TO PROPERTY,   DEPRECIATION,
                                  UNAFFILIATED                            OPERATING   IDENTIFIABLE    PLANT AND      DEPLETION &
                                   CUSTOMERS     INTERSEGMENT    TOTAL     PROFIT        ASSETS       EQUIPMENT     AMORTIZATION
                                  ------------   ------------   -------   ---------   ------------   ------------   -------------
Year Ended December 31, 1994
Natural Gas Liquids.............    $  465.0        $ 45.3      $  510.3   $ 131.2      $1,085.1        $164.8         $  36.5
Petroleum.......................     2,168.8          18.2       2,187.0      26.4*        593.6          26.9            31.3
Coal............................       425.5                       425.5      35.9         442.2          30.8            32.2
Eliminations....................                     (63.5)        (63.5)                    (.8)
                                    --------        ------      --------   -------      --------        ------         -------
    Total segments..............     3,059.3                     3,059.3     193.5*      2,120.1         222.5           100.0
General corporate expense.......                                             (23.4)         46.0           1.3             2.9
Interest and debt expense.......                                             (53.2)
Other income (expense) -- net...                                               (.3)
                                    --------        ------      --------   -------      --------        ------         -------
                                    $3,059.3                    $3,059.3   $ 116.6      $2,166.1        $223.8         $ 102.9
                                    ========        ======      ========   =======      ========        ======         =======
Year Ended December 31, 1993
Natural Gas Liquids.............    $  426.3        $ 38.9      $  465.2   $ 118.8      $  833.7        $ 97.4         $  32.5
Petroleum.......................     1,874.6           6.4       1,881.0     108.9         619.4          28.6            32.1
Coal............................       414.4                       414.4      46.9         428.2          17.4            29.6
Eliminations....................                     (45.3)        (45.3)                    (.9)
                                    --------        ------      --------   -------      --------        ------         -------
    Total segments..............     2,715.3                     2,715.3     274.6       1,880.4         143.4            94.2
General corporate expense.......                                             (25.8)         80.7            .7             3.1
Interest and debt expense.......                                             (46.5)
Other income (expense) -- net...                                                .6
                                    --------        ------      --------   -------      --------        ------         -------
                                    $2,715.3                    $2,715.3   $ 202.9      $1,961.1        $144.1         $  97.3
                                    ========        ======      ========   =======      ========        ======         =======
Year Ended December 31, 1992
Natural Gas Liquids.............    $  416.7        $ 36.8      $  453.5   $ 113.7      $  803.9        $139.9         $  28.8
Petroleum.......................     1,940.5          10.7       1,951.2      73.9         618.6          37.8            32.0
Coal............................       429.6                       429.6      36.0         432.9          35.4            32.1
Eliminations....................                     (47.5)        (47.5)                   (1.0)
                                    --------        ------      --------   -------      --------        ------         -------
    Total segments..............     2,786.8                     2,786.8     223.6       1,854.4         213.1            92.9
General corporate expense.......                                             (24.3)         57.3           1.7             3.6
Interest and debt expense.......                                             (53.3)
Other income (expense) -- net...                                              (1.4)
                                    --------        ------      --------   -------      --------        ------         -------
                                    $2,786.8                    $2,786.8   $ 144.6      $1,911.7        $214.8         $  96.5
                                    ========        ======      ========   =======      ========        ======         =======

- ---------------

*Includes a $68.7 million charge relative to the State of Alaska Royalty Oil settlement.

     In 1994, MAPCO transferred the liquefied petroleum gas ("LPG") supply unit of the Petroleum segment into the NGL segment. All prior year amounts have been restated to reflect the transfer.

                                   MAPCO INC.

NOTE 10.  EMPLOYEE BENEFIT PLANS

     MAPCO has two defined benefit plans covering substantially all employees. One of these plans is the MAPCO Inc. and Subsidiaries Pension Plan which has two separate benefit structures. The benefit formula for the MAPCO Inc. and subsidiaries (except Coal) structure is a step-rate-plan formula based on final average pay and years of service, while the benefit formula for the Coal structure is a flat dollar unit formula based on years of service. The second plan, which is significantly smaller and covers employees of South Atlantic Coal Company, has a career average pay formula based on years of service. MAPCO's funding policy for both of these plans is to make the minimum annual contributions required by the Employee Retirement Income Security Act. No contributions were required for 1994 due to the current favorable funded status of these plans. The assets in these plans are primarily comprised of equity securities, but also include fixed income securities, guaranteed investment contracts and equity real estate investments.

     Net periodic pension income from MAPCO's defined benefit pension plans includes the following components (in millions):

                                                                  YEAR ENDED DECEMBER 31,
                                                                 --------------------------
                                                                  1994      1993      1992
                                                                 ------    ------    ------
    Service cost...............................................  $ (5.9)   $ (5.4)   $ (5.0)
    Interest cost on projected benefit obligation..............   (10.5)     (9.8)     (8.8)
    Actual return on plan assets...............................      .5      27.6      13.0
    Net amortization and deferral..............................    16.0      11.3       2.8
                                                                 ------    ------    ------
    Net periodic pension income................................  $   .1    $  1.1    $  2.0
                                                                 ======    ======    ======

     The funded status of MAPCO's defined benefit pension plans and the amounts recognized in MAPCO's consolidated balance sheets are as follows (in millions):

                                                                           DECEMBER 31,
                                                                        ------------------
                                                                         1994       1993
                                                                        -------    -------
    Vested benefit obligation.........................................  $(109.2)   $(119.3)
                                                                        =======    =======
    Accumulated benefit obligation....................................  $(115.4)   $(126.6)
                                                                        =======    =======
    Projected benefit obligation......................................  $(129.4)   $(143.3)
    Plan assets at fair value.........................................    153.2      158.0
                                                                        -------    -------
    Plan assets in excess of projected benefit obligation.............     23.8       14.7
    Unrecognized net actuarial loss...................................      8.9       18.3
    Unrecognized prior service cost...................................      2.5        5.6
    Remaining unrecognized net asset existing at date of initial
      application.....................................................     (7.2)     (10.7)
                                                                        -------    -------
    Prepaid pension cost..............................................  $  28.0    $  27.9
                                                                        =======    =======

     The rates used in determining pension income for the two pension plans for 1994 and the funded status of the plans on December 31, 1994 are as follows:

                                                                                      SOUTH
                                                                  MAPCO INC.         ATLANTIC
                                                               AND SUBSIDIARIES    COAL COMPANY
                                                               ----------------    ------------
    Discount rate............................................         9.0%              9.0%
    Rate of increase in compensation.........................         5.0%              4.0%
    Long-term rate of return on plan assets..................        10.0%             10.0%

                                   MAPCO INC.

     The rates used in determining the funded status of the two pension plans on December 31, 1993 are as follows:

                                                                                      SOUTH
                                                                  MAPCO INC.         ATLANTIC
                                                               AND SUBSIDIARIES    COAL COMPANY
                                                               ----------------    ------------
    Discount rate............................................         7.5%              7.5%
    Rate of increase in compensation.........................         5.0%              4.0%
    Long-term rate of return on plan assets..................        10.0%             10.0%

     The rates used in determining pension income for the two pension plans for the years 1993 and 1992 are as follows:

                                                                                      SOUTH
                                                                  MAPCO INC.         ATLANTIC
                                                               AND SUBSIDIARIES    COAL COMPANY
                                                               ----------------    ------------
    Discount rate............................................         8.5%              8.5%
    Rate of increase in compensation.........................         6.0%              4.0%
    Long-term rate of return on plan assets..................        10.0%             10.0%

     The excess of the assets in the MAPCO Pension Plan over the projected benefit obligation at the date MAPCO changed its method of accounting for its pension plan is being amortized on a straight-line basis over the average remaining service period of plan participants.

     The Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") imposed obligations for certain retiree medical costs on MAPCO. The undiscounted liability at December 31, 1994, relative to MAPCO's obligations under the Coal Act was $24.8 million. The expected payments under the Coal Act are $.3 million in 1995, $.4 million in each of the years 1996 through 1999 and $22.9 million thereafter. MAPCO's recorded liability relative to the Coal Act at December 31, 1994 was $6.2 million. The difference between the expected aggregate undiscounted liability of $24.8 million and the liability reflected in the financial statements is the result of discounting the expected payments which span more than 35 years.

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

     MAPCO's cash contributions to the ESOP will equal the ESOP's principal and interest payments on its loan from MAPCO reduced by the dividends the ESOP receives on the MAPCO common stock held by the ESOP. Dividends of $2.3 million in 1994, $2.5 million in 1993 and $2.4 million in 1992 on the MAPCO common stock owned by the ESOP were used for debt service. MAPCO made cash contributions to the ESOP of $8.0 million in 1994, $7.8 million in 1993 and $8.0 million in 1992. MAPCO recognized compensation expense in connection with the ESOP of $2.3 million, $1.7 million and $1.5 million and interest expense of $5.7 million, $6.1 million and $6.5 million in 1994, 1993 and 1992, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

     MAPCO leases land, buildings and equipment under lease agreements which provide for the payment of both minimum and contingent rentals. The annual rental expense under operating leases was $19 million, $17 million and $19 million in 1994, 1993 and 1992, respectively.

     Future minimum payments under operating leases are $65 million in total and during the next five years are: 1995 -- $13 million, 1996 -- $10 million, 1997 -- $8 million, 1998 -- $7 million and 1999 -- $5 million.

                                   MAPCO INC.

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

     As of April 1992, the State had settled its royalty oil claims against all of the producers. On the basis of these settlements, the State billed MAPI for retroactive increases in the prices paid by MAPI under all four of its royalty oil purchase agreements. The State's claims were comprised of retroactive price adjustments of $98 million, $9.2 million, $2.9 million and $6.4 million, not including future interest. MAPI commenced litigation against the State in 1992 seeking a determination that it was not liable for retroactive price increases.

     The parties settled all pending claims and entered into a settlement agreement effective August 1, 1994, whereby MAPI paid the State $95 million. MAPI accrued $68.7 million during the second quarter of 1994 related to the settlement.

TEXAS EXPLOSION LITIGATION

     On April 7, 1992, a LPG explosion occurred near an underground salt dome storage facility located near Brenham, Texas and owned by an affiliate of the Company, Seminole Pipeline Company ("Seminole"). The National Transportation Safety Board and the Texas Railroad Commission essentially determined that the probable cause of the explosion was the result of overfilling the storage facility.

     The Company, as well as Seminole, Mid-America Pipeline Company and other non-MAPCO entities have been named as defendants in civil actions filed in state district courts in Texas. During 1993, Seminole received reimbursements from its insurers for settlements which disposed of all the death claims and substantially all of the serious injury claims resulting from the incident. Generally, the types of remaining claims consist primarily of personal injury and property damage claims, coupled with theories of nuisance and diminished property value.

     Although plaintiffs seek actual and punitive damages, the Company believes that complete resolution of the remaining Texas explosion actions by litigation or settlement, after reimbursement of insurance coverage, will not have a material adverse effect on the Company's business, results of operations or consolidated financial position.

SEMINOLE LOOP/AQUILA-LAGRANGE LINE LITIGATION

     In May 1993, Seminole completed its Seminole loop project and in January 1994, Seminole completed its Aquila-LaGrange line project. Seminole is the defendant in over 70 lawsuits claiming additional compensation for and/or damages to tracts of land traversed by these projects in 15 counties in the state of Texas. Many of the lawsuits claim punitive damages for alleged fraud, illegal entry and other wrongful conduct. Claims in this litigation are not covered by the Company's insurance.

     The Company believes that complete resolution of the Seminole Loop/Aquila-LaGrange line litigation will not have a material adverse effect on the Company's business, results of operations or consolidated financial position.

GENERAL LITIGATION

     The Company and its subsidiaries are involved in various other lawsuits, claims and regulatory proceedings incidental to their businesses. In the opinion of management, the outcome of such matters will not

                                   MAPCO INC.

have a material adverse effect on the Company's business, consolidated financial position or results of operations.

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents and long-term receivables: The carrying amounts reported in the balance sheet for cash and cash equivalents and long-term receivables approximate their fair value.

     Long-term debt, including current maturities: The carrying amounts of commercial paper and other variable-rate debt instruments approximate their fair value. The fair values of fixed-rate long-term debt are estimated using discounted cash flow analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

     Insurance accruals: The fair value of insurance accruals, which represent contractual obligations to pay cash in the future, is estimated based on a discounted cash flow analysis using the Company's incremental borrowing rate as the discount rate.

     The carrying amounts and fair values of the Company's financial instruments are as follows (in millions):

                                                                    DECEMBER 31,
                                                     -------------------------------------------
                                                            1994                    1993
                                                     -------------------     -------------------
                                                     CARRYING      FAIR      CARRYING      FAIR
                                                      AMOUNT      VALUE       AMOUNT      VALUE
                                                     --------     ------     --------     ------
    Cash and cash equivalents......................   $ 30.6      $ 30.6      $ 69.8      $ 69.8
    Long-term receivables..........................     13.8        13.8         6.9         6.9
    Long-term debt, including current maturities...    753.1       732.2       598.3       640.2
    Insurance accruals.............................     11.2         9.9        16.8        12.4

     The assumed incremental borrowing rates used to determine the fair value of fixed-rate long-term debt were 8.73% to 9.08% and 7.0% to 7.81% for 1994 and 1993, respectively. The incremental borrowing rates used to determine the fair value of insurance accruals were 8.69% for 1994 and 6.5% for 1993.

     Futures, forward and option contracts are used to hedge against the risk of price changes for selected sales commitments of crude oil and refined petroleum products. These contracts permit settlement by delivery of commodities and therefore, are not financial instruments. Contracts that qualify as hedges are correlated to price movements of crude oil and refined petroleum product inventory and any gains or losses resulting from market changes will be substantially offset by gains or losses on the hedged inventory. MAPCO's crude oil and refined petroleum products hedging activities resulted in an unrealized gain of $1.3 million at December 31, 1994 and an unrealized loss of $3.6 million at December 31, 1993.

NOTE 13. ENVIRONMENTAL MATTERS

     Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Environmental liabilities are determined without consideration of possible recoveries from third parties and are recorded independently of any potential claim

                                   MAPCO INC.

for recovery. Receivables are recognized in cases where reimbursements of remediation costs are available from state funds and the realization of those funds is considered probable. Accruals related to environmental matters are generally determined based on site-specific plans for remediation, taking into account prior remediation experience of MAPCO and other companies. Environmental liabilities are discounted only if the aggregate obligation of a specific matter and the amount and timing of the related cash payments are fixed or reliably determinable. The effect of discounting environmental liabilities is not material to MAPCO's financial statements.

     Estimated liabilities for environmental costs, primarily in the Petroleum segment, at December 31, 1994 and 1993 were $30.9 million and $33.7 million, respectively. Receivables of $18.5 million and $20.3 million at December 31, 1994 and 1993, respectively, have been recognized as recoverable from state funds in connection with laws permitting reimbursement by the states of certain expenses associated with underground storage tank containment problems and repairs.

NOTE 14. SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

                                                                       QUARTER
                                                    ---------------------------------------------
                                                      1            2            3            4
                                                    ------       ------       ------       ------
                                                    (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
1994
  Sales and operating revenues....................  $692.1       $738.1       $805.3       $823.8
  Operating profit (loss).........................  $ 81.0       $(16.3)      $ 55.0       $ 73.8
  Net income (loss)...............................  $ 41.4       $(24.6)      $ 24.7       $ 37.6
  Earnings (loss) per common share................  $ 1.38       $ (.82)      $  .83       $ 1.25
1993
  Sales and operating revenues....................  $691.7       $663.3       $665.6       $694.7
  Operating profit................................  $ 63.0       $ 65.6       $ 73.4       $ 72.6
  Net income......................................  $ 33.9       $ 31.3       $ 26.9       $ 34.9
  Earnings per common share.......................  $ 1.13       $ 1.04       $  .90       $ 1.17

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                      YEAR ENDED DECEMBER 31,
                                                                     --------------------------
                                                                      1994      1993      1992
                                                                     ------    ------    ------
                                                                        (DOLLARS IN MILLIONS)
Expenses:
  Selling, general and administrative..............................  $ 20.4    $ 14.5    $ 17.0
  Depreciation and amortization....................................     2.9       3.1       3.6
  Interest and debt expense........................................    39.8      40.0      46.6
  Other income -- net..............................................    (2.9)    (10.7)     (9.1)
                                                                     ------    ------    ------
Loss before Provision for Income Taxes.............................   (60.2)    (46.9)    (58.1)
Provision for Income Taxes.........................................    21.5      15.8      23.9
Equity in Net Income of Subsidiaries...............................   117.8     158.1     134.9
                                                                     ------    ------    ------
Net Income.........................................................  $ 79.1    $127.0    $100.7
                                                                     ======    ======    ======

                  See notes to condensed financial statements.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                             DECEMBER 31,
                                                                          -------------------
                                                                           1994        1993
                                                                          -------     -------
                                                                         (DOLLARS IN MILLIONS)
                                  ASSETS
Current Assets:
  Cash and cash equivalents.............................................  $    7.3     $  52.1
  Receivables...........................................................        .3          .5
  Prepaid expenses and other............................................      31.1         5.6
                                                                          --------    --------
          Total current assets..........................................      38.7        58.2
                                                                          --------    --------
Property, Plant and Equipment, at cost..................................       8.9        13.3
                                                                          --------    --------
Other Assets:
  Receivables from and investments in subsidiaries......................   1,209.9       982.8
  Other assets..........................................................       4.9         4.5
                                                                          --------    --------
          Total other assets............................................   1,214.8       987.3
                                                                          --------    --------
                                                                          $1,262.4    $1,058.8
                                                                          ========    ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt..................................  $   31.0     $  12.6
  Accounts payable......................................................      24.5        22.0
  Other current liabilities.............................................       6.1        16.7
                                                                          --------    --------
          Total current liabilities.....................................      61.6        51.3
                                                                          --------    --------
Long-Term Debt, excluding current maturities............................     552.6       418.4
                                                                          --------    --------
Other Liabilities.......................................................      20.0        15.0
                                                                          --------    --------
Deferred Income Taxes...................................................       5.6         (.2)
                                                                          --------    --------
Stockholders' Equity:
  Common stock..........................................................      62.8        62.7
  Capital in excess of par value........................................     202.6       200.0
  Retained earnings.....................................................   1,356.4     1,306.7
                                                                          --------    --------
                                                                           1,621.8     1,569.4
  Treasury stock, at cost...............................................    (935.6)     (926.9)
  Loan to ESOP..........................................................     (63.6)      (68.2)
                                                                          --------    --------
                                                                             622.6       574.3
                                                                          --------    --------
                                                                          $1,262.4    $1,058.8
                                                                          ========    ========

                  See notes to condensed financial statements.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1994       1993       1992
                                                                  -------    -------    -------
                                                                      (DOLLARS IN MILLIONS)
Cash Flows from Operating Activities:
  Net income....................................................  $  79.1    $ 127.0    $ 100.7
  Reconciliation of net income to cash provided by operating activities:
     Depreciation and amortization..............................      2.9        3.1        3.6
     Provision for deferred income taxes........................     (7.9)      (1.2)      (1.9)
     Equity in net income of subsidiaries.......................   (117.8)    (158.1)    (134.9)
     Other items not requiring cash.............................      5.7        1.3        2.5
     Changes in operating assets and liabilities................    (16.5)      (3.0)       1.8
                                                                  -------    -------    -------
          Net cash used in operating activities.................    (54.5)     (30.9)     (28.2)
                                                                  -------    -------    -------
Cash Flows from Investing Activities:
     Capital expenditures.......................................     (1.3)       (.6)       4.4
     Proceeds from sales of property, plant and equipment.......      1.0        1.4
     Accounts with subsidiaries.................................   (109.4)     241.8       37.3
                                                                  -------    -------    -------
          Net cash provided by (used in) investing activities...   (109.7)     242.6       41.7
                                                                  -------    -------    -------
Cash Flows from Financing Activities:
     Purchase of common stock...................................     (8.7)      (6.2)     (16.5)
     Increase (decrease) in borrowings..........................    165.1     (139.5)     (67.8)
     Dividends..................................................    (30.0)     (30.0)     (29.9)
     Issuance of long-term debt.................................                          154.8
     Payments on long-term debt.................................     (8.0)     (10.0)     (67.4)
     Exercise of stock options..................................       .9        1.0         .4
     Other......................................................       .1         .6       (1.4)
                                                                  -------    -------    -------
          Net cash provided by (used in) financing activities...    119.4     (184.1)     (27.8)
                                                                  -------    -------    -------
Increase (Decrease) in Cash and Cash Equivalents................    (44.8)      27.6      (14.3)
Cash and Cash Equivalents, January 1,...........................     52.1       24.5       38.8
                                                                  -------    -------    -------
Cash and Cash Equivalents, December 31,.........................  $   7.3    $  52.1    $  24.5
                                                                  =======    =======    =======

                  See notes to condensed financial statements.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

     Consolidation -- The financial statements of MAPCO Inc. reflect the investment in subsidiaries using the equity method.

     Statements of Cash Flow -- MAPCO Inc. made cash payments for interest of $38.6 million, $41.3 million and $48.2 million in 1994, 1993 and 1992, respectively.

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

NOTE 3. DEBT AND GUARANTEES

     Information on the long-term debt of MAPCO Inc. is disclosed in Note 5 to the Consolidated Financial Statements. MAPCO Inc. has guaranteed certain trade payable obligations and performance guarantees arising in the ordinary course of business. The scheduled amounts to be paid on long-term debt during the next five years are: 1995-$31 million, 1996-$25 million, 1997-$31 million, 1998-$36 million and 1999-$32 million.

NOTE 4. DIVIDENDS RECEIVED

     Subsidiaries of MAPCO Inc. do not make formal cash dividend declarations and distributions to the parent. MAPCO Inc. receives and disburses cash on behalf of its subsidiaries. Any restrictions in debt agreements on the transfer of cash to MAPCO Inc. by its subsidiaries did not have any impact during 1994, 1993 or 1992.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 COLUMN A                    COLUMN B           COLUMN C             COLUMN D       COLUMN E
               -----------                  ----------   -----------------------   -------------   ----------
                                                                ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                            BEGINNING    COSTS AND      OTHER                        END OF
               DESCRIPTION                  OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(1)     PERIOD
- ------------------------------------------  ----------   ----------   ----------   -------------   ----------
Year Ended December 31, 1994
  Allowance for doubtful accounts --
     Receivables..........................     $3.3         $ .3         $             $ 1.3          $2.3
                                               ====         ====         ====          =====          ====
Year Ended December 31, 1993
  Allowance for doubtful accounts --
     Receivables..........................     $3.0         $1.3         $             $ 1.0          $3.3
                                               ====         ====         ====          =====          ====
  Allowance for doubtful accounts --
     Other assets.........................     $1.9         $            $             $ 1.9          $
                                               ====         ====         ====          =====          ====
Year Ended December 31, 1992
  Allowance for doubtful accounts --
     Receivables..........................     $1.9         $2.8         $             $ 1.7          $3.0
                                               ====         ====         ====          =====          ====
  Allowance for doubtful accounts --
     Other assets.........................     $1.9         $            $             $              $1.9
                                               ====         ====         ====          =====          ====

- ---------------

(1) Bad debts written off, less recoveries (net).

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.
- -----------

     3.(i)  -- Restated Certificate of Incorporation, as amended and restated, effective May 14, 1987
     3.(ii) -- MAPCO Inc. By-Laws, as amended April 16, 1989
     4.(a)  -- Specimen of Common Stock Certificate
     4.(h)  -- Rights Agreement dated as of June 12, 1986 between MAPCO Inc. and
               Harris Trust Company of New York, as amended
     4.(i)  -- Note Agreement dated as of June 16, 1989 between MAPCO Inc. and IDS
               Life Insurance Company of New York, American Enterprise Life
               Insurance Company, et al.
   10.(b)   -- Form of Agreement between MAPCO Inc. and certain officers and key employees relating to indemnification
   10.(c)   -- MAPCO Inc. 1986 Retirement Plan for Directors, as amended and restated effective March 29, 1989
   10.(d)   -- Form of Agreement between MAPCO Inc. and certain officers relating to employment dated December 20, 1989, effective January 1, 1990
   10.(e)   -- Form of Amendment Letter to Agreement Dated December 20, 1989 between
               MAPCO Inc. and certain officers relating to employment dated March
               14, 1990
   10.(l)   -- MAPCO Inc. 1989 Stock Incentive Plan, as amended and restated
               effective June 1, 1992
   10.(m)   -- MAPCO Inc. 1989 Outside Director Stock Option Plan, as amended March
               24, 1993
   11.      -- Statement re: computation of per share earnings
   12.      -- Computation of Ratio of Earnings to Fixed Charges
   21.      -- List of Subsidiaries
   23.      -- Independent Auditors' Consent
   27.      -- Financial Data Schedule