Form 10-K/A
MAPCO INC
filed 1995-03-30
CIK 62142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ---------------------

                                 FORM 10-K/A-1
        (Mark One)
            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 1994

                                   OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
      For the transition period from.................to...................

                        Commission file number 1-5254

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

                                                          NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                             WHICH REGISTERED
---------------------------------------------------------------------------------------------
         Common Stock, $1.00 Par value                    New York Stock Exchange
                                                           Pacific Stock Exchange
                                                           Chicago Stock Exchange
        $400 million in Debt Securities                             None
($400 million designated as Medium-Term Notes,
  $353 million of which have been issued (and
$21 million of which have matured and have been
  paid) as of March 27, 1995, with maturities
        from 9 months to 30 years)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  [X] NO      .

     THE AGGREGATE MARKET VALUE OF MAPCO INC.'S ("MAPCO") VOTING STOCK HELD BY NON-AFFILIATES OF MAPCO, BASED ON THE LAST SALE PRICE OF MAPCO COMMON STOCK ON THE NEW YORK STOCK EXCHANGE ON MARCH 27, 1995 WAS $1,587,192,192. ON THAT DATE, 29,894,968 SHARES OF MAPCO COMMON STOCK WERE OUTSTANDING, OF WHICH 29,392,448 SHARES WERE HELD BY NON-AFFILIATES.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       AMENDMENT TO APPLICATION OR REPORT
                  Filed Pursuant to Section 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                                  MAPCO INC.


                                AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1994 Annual Report on Form 10-K as set forth in the pages attached hereto:

     Cover Page  (Revised to correct aggregate market value of voting stock held by non-affiliates)

     Page F-16   Note 10.  "Employee Benefit Plans" to Notes to Consolidated
                 Financial Statements (revised to correct Net amortization and deferral amount shown for 1993 from $11.3 million to ($11.3) million.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MAPCO INC.

                                  By:      /s/ FRANK S. DICKERSON, III
                                           Frank S. Dickerson, III
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer


Dated:    March 30, 1995

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                             ---------------------

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE TRANSITION PERIOD FROM        TO
                             ---------------------

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
   (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (918) 581-1800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                             WHICH REGISTERED
---------------------------------------------------------------------------------------------
         Common Stock, $1.00 Par value                    New York Stock Exchange
                                                           Pacific Stock Exchange
                                                           Chicago Stock Exchange
        $400 million in Debt Securities                             None
($400 million designated as Medium-Term Notes,
  $353 million of which have been issued (and
$21 million of which have matured and have been
  paid) as of March 27, 1995, with maturities
                      from
             9 months to 30 years)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  'X' NO      .

     THE AGGREGATE MARKET VALUE OF MAPCO INC.'S ("MAPCO") VOTING STOCK HELD BY NON-AFFILIATES OF MAPCO, BASED ON THE LAST SALE PRICE OF MAPCO COMMON STOCK ON THE NEW YORK STOCK EXCHANGE ON MARCH 27, 1995 WAS $1,587,192,192. ON THAT DATE, 29,894,968 SHARES OF MAPCO COMMON STOCK WERE OUTSTANDING, OF WHICH 29,392,448 SHARES WERE HELD BY NON-AFFILIATES.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Net periodic pension income from MAPCO's defined benefit pension plans includes the following components (in millions):

                                                                  YEAR ENDED DECEMBER 31,
                                                                 --------------------------
                                                                  1994      1993      1992
                                                                 ------    ------    ------
    Service cost...............................................  $ (5.9)   $ (5.4)   $ (5.0)
    Interest cost on projected benefit obligation..............   (10.5)     (9.8)     (8.8)
    Actual return on plan assets...............................      .5      27.6      13.0
    Net amortization and deferral..............................    16.0     (11.3)      2.8
                                                                 ------    ------    ------
    Net periodic pension income................................  $   .1    $  1.1    $  2.0
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