Form 10-Q
period 1995-03-31
MAPCO INC
filed 1995-05-11
CIK 62142

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   March 31, 1995
                               -------------------------------------------------


Commission file number          1-5254
                       -----------------------


                                  MAPCO INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                                     73-0705739
- -------------------------------------------        --------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)



1800 South Baltimore Avenue, Tulsa, Oklahoma                   74119
- --------------------------------------------        -------------------------
  (Address of principal executive offices)                  (Zip Code)



                                 (918) 581-1800
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



                                  No Changes
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


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

         On May 8, 1995, 29,882,502 shares of MAPCO Inc. Common Stock, $1 par value, were outstanding.





                                    1 of 24

                                   MAPCO Inc.

                                     Index


                                                        Page Number
                                                        -----------
PART I.   Financial Information:

      Condensed Consolidated Statements of Income
      for the three months ended March 31, 1995
      and 1994                                               3

      Condensed Consolidated Balance Sheets,
      March 31, 1995 and December 31, 1994                   4

      Condensed Consolidated Statements of Cash
      Flows for the three months ended March 31,
      1995 and 1994                                          5

      Notes to Condensed Consolidated Financial
      Statements                                           6 - 9

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations       10 - 13

PART II.  Other Information:                                 14

      Exhibits and Reports on Form 8-K                       14

      Signatures                                             15





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

                                                                                        Three Months
                                                                                        Ended March 31,
                                                                               -------------------------------
                                                                                  1995                 1994
                                                                               ----------           ----------
Sales and Operating Revenues (1)                                               $    777.2           $    692.1
                                                                               ----------           ----------

Expenses:
  Outside purchases and operating
    expenses (1)                                                                    672.3                575.5
  Selling, general and administrative                                                18.5                 16.9
  Depreciation, depletion and amortization                                           27.2                 24.4
  Interest and debt expense                                                          14.6                 12.3
  Other income - net                                                                  (.5)                 (.4)
                                                                               ----------           ----------
                                                                                    732.1                628.7
                                                                               ----------           ----------


Income before Provision for
  Income Taxes                                                                       45.1                 63.4
                                                                               ----------           ----------



Provision for Income Taxes:
  Current                                                                             8.7                 19.3
  Deferred                                                                            6.9                  2.4
                                                                               ----------           ----------
                                                                                     15.6                 21.7
                                                                               ----------           ----------


Income before Minority Interest                                                      29.5                 41.7
Minority Interest in Earnings of Subsidiary                                           (.5)                 (.3)
                                                                               ----------           ----------



Net Income                                                                     $     29.0           $     41.4
                                                                               ==========           ==========


Earnings per Common Share                                                      $      .97           $     1.38
Average Common Shares Outstanding                                                    29.9                 30.0
Cash Dividends per Common Share                                                $      .25           $      .25



See Notes to Condensed Consolidated Financial Statements.
(1) Includes consumer excise taxes of $31.2 million and $39.0 million for the three months ended March 31, 1995 and 1994, respectively.





                                    3 of 24

                                   MAPCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              Dollars in Millions

                                                                             March 31, 1995              December 31,
                                                                              (Unaudited)                    1994
                                                                             --------------              ------------
Current Assets:
  Cash and cash equivalents                                                  $        36.0               $       30.6
  Receivables                                                                        227.0                      263.3
  Inventories (Note 3)                                                               123.9                      111.0
  Prepaid expenses                                                                    43.2                       44.1
  Other current assets                                                                29.1                       29.9
                                                                             -------------               ------------
      Total current assets                                                           459.2                      478.9
                                                                             -------------               ------------


Property, Plant and Equipment, at cost                                             2,543.5                    2,501.5
  Less - accumulated depreciation
    and depletion                                                                 (1,051.1)                  (1,027.3)
                                                                             -------------               ------------
                                                                                   1,492.4                    1,474.2
                                                                             -------------               ------------

Other Assets                                                                         209.6                      213.0
                                                                             -------------               ------------

                                                                             $     2,161.2               $    2,166.1
                                                                             =============               ============


Current Liabilities:
  Current maturities of long-term debt                                       $        29.2               $       32.2
  Accounts payable                                                                   247.0                      270.0
  Accrued taxes                                                                       51.6                       37.8
  Accrued payroll and related expenses                                                16.8                       14.0
  Other current liabilities                                                           76.6                       72.4
                                                                             -------------               ------------
      Total current liabilities                                                      421.2                      426.4
                                                                             -------------               ------------

Long-Term Debt (Note 4)                                                              694.2                      720.9
                                                                             -------------               ------------

Other Liabilities                                                                     77.3                       77.8
                                                                             -------------               ------------

Deferred Income Taxes                                                                300.7                      293.8
                                                                             -------------               ------------

Minority Interest                                                                     25.2                       24.6
                                                                             -------------               ------------

Contingencies (Note 6)
                                                                             -------------               ------------

Stockholders' Equity (Note 5):
  Common stock                                                                        62.8                       62.8
  Capital in excess of par value                                                     202.8                      202.6
  Retained earnings                                                                1,377.9                    1,356.4
                                                                             -------------               ------------
                                                                                   1,643.5                    1,621.8

  Treasury stock, at cost                                                           (937.3)                    (935.6)
  Loan to ESOP                                                                       (63.6)                     (63.6)
                                                                             -------------               ------------
                                                                                     642.6                      622.6
                                                                             -------------               ------------

                                                                             $     2,161.2               $    2,166.1
                                                                             =============               ============

See Notes to Condensed Consolidated Financial Statements.





                                    4 of 24

                                   MAPCO INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 2)
                              Dollars in Millions
                                  (Unaudited)

                                                                                                     Three Months
                                                                                                    Ended March 31,
                                                                                           --------------------------------
                                                                                             1995                   1994
                                                                                           --------               ---------
Cash Flows from Operating Activities:
  Net income                                                                               $   29.0               $   41.4
  Reconciliation of net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                                 27.2                   24.4
      Provision for deferred income taxes                                                       6.9                    2.4
      Other items not requiring cash (Note 2)                                                   1.3                    2.8
                                                                                           --------               --------
          Funds provided by operations                                                         64.4                   71.0
      Changes in operating assets and
        liabilities (Note 2)                                                                   23.9                   25.3
                                                                                           --------               --------

          Net cash provided by operating activities                                            88.3                   96.3
                                                                                           --------               --------

Cash Flows from Investing Activities:
  Capital expenditures and acquisitions, net of
    liabilities assumed                                                                       (44.6)                 (22.3)
  Proceeds from sales of property, plant and
    equipment                                                                                    .6                    4.2
  Other                                                                                           -                     .1
                                                                                           --------               --------

          Net cash used in investing activities                                               (44.0)                 (18.0)
                                                                                           --------               --------

Cash Flows from Financing Activities:
  Purchase of common stock                                                                     (1.7)                  (2.0)
  Decrease in borrowings                                                                      (26.6)                 (20.0)
  Dividends                                                                                    (7.5)                  (7.5)
  Payments on long-term debt                                                                   (3.1)                     -
  Other                                                                                           -                    (.2)
                                                                                           --------               --------

          Net cash used in financing activities                                               (38.9)                 (29.7)
                                                                                           --------               --------

Increase in Cash and Cash Equivalents                                                           5.4                   48.6

Cash and Cash Equivalents, January 1                                                           30.6                   69.8
                                                                                           --------               --------

Cash and Cash Equivalents, March 31                                                        $   36.0               $  118.4
                                                                                           ========               ========





See Notes to Condensed Consolidated Financial Statements.





                                    5 of 24

                                   MAPCO INC.
              Notes to Condensed Consolidated Financial Statements

Note 1 - In the opinion of Management, the accompanying condensed consolidated financial statements of MAPCO Inc. and its subsidiaries ("MAPCO" or the "Company") contain all adjustments necessary to present fairly the financial position as of March 31, 1995 (unaudited) and December 31, 1994, the results of operations for the three months ended March 31, 1995 and 1994 (both unaudited) and the cash flows for the three months ended March 31, 1995 and 1994 (both unaudited). Certain reclassifications have been made to prior year amounts to conform to current year presentations. All significant intercompany accounts and transactions have been eliminated.

Note 2 - Statements of Cash Flows

Other items not requiring (providing) cash reported in cash flows from operating activities consist of (in millions):

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                      ------------------------------------
                                                                                        1995                        1994
                                                                                      --------                    --------
Net periodic pension (income) expense                                                 $    (.4)                   $     .1
Gain on sales of property, plant and equipment                                             (.2)                        (.3)
Minority interest in earnings of subsidiary                                                 .5                          .3
Refinery turnaround accrual                                                                  -                          .8
Recovery of advance royalties                                                               .9                         1.0
Other non-cash income and expense items - net                                               .5                          .9
                                                                                      --------                    --------
                                                                                      $    1.3                    $    2.8
                                                                                      ========                    ========


Changes in operating assets and liabilities consist of (in millions):

                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                      -------------------------------------
                                                                                        1995                        1994
                                                                                      --------                    --------
Decrease (increase) in:
  Receivables                                                                         $   36.5                    $   19.1
  Inventories                                                                            (11.7)                       34.1
  Prepaid expenses                                                                          .9                        (9.0)
  Other current assets                                                                      .8                         1.5
  Other assets                                                                              .1                        (6.9)
Increase (decrease) in:
  Accounts payable                                                                       (23.0)                      (42.2)
  Accrued taxes                                                                           14.0                        19.3
  Accrued payroll and related expenses                                                     2.8                        (5.0)
  Other current liabilities                                                                4.2                        17.9
  Other liabilities                                                                        (.7)                       (3.5)
                                                                                      --------                    --------
                                                                                      $   23.9                    $   25.3
                                                                                      ========                    ========

Income taxes refunded were $11.6 million and $.3 million for the three months ended March 31, 1995 and 1994, respectively.

Interest paid, net of amounts capitalized, was $4.9 million and $1.6 million for the three months ended March 31, 1995 and 1994, respectively.





                                    6 of 24

Note 3 - Inventories

Inventories consist of (in millions):

                                                                               March 31,                  December 31,
                                                                                 1995                        1994
                                                                               ---------                  -----------
Raw materials - crude oil                                                      $   20.3                    $   21.8
                                                                               --------                    --------

Finished products:
  Refined petroleum products                                                       43.4                        26.1
  Fertilizer and natural gas liquids                                               22.5                        31.5
  Retail merchandise                                                               23.0                        23.7
  Coal                                                                             14.7                         7.9
                                                                               --------                    --------
                                                                                  103.6                        89.2
                                                                               --------                    --------

Inventories                                                                    $  123.9                    $  111.0
                                                                               ========                    ========


The cost to replace the Petroleum segment's crude oil, refined petroleum products and retail merchandise inventories in excess of their last-in, first-out (LIFO) carrying values was approximately $14.6 million at March 31, 1995 and $11.6 million at December 31, 1994.


Note 4 - Long-Term Debt

Long-term debt consists of (in millions):

                                                                                     March 31,               December 31,
                                                                                       1995                      1994
                                                                                     ---------               ------------
MAPCO Inc.
- ----------
Commercial paper and bank money market lines                                         $  158.5                  $  185.1
8.43% ESOP Notes, payable in mortgage type
  principal reductions annually through 2003                                             63.6                      63.6
Medium Term Notes, various maturities through 2022                                      331.8                     334.8
                                                                                     --------                  --------

                                                                                        553.9                     583.5
                                                                                     --------                  --------

Subsidiaries
- ------------
Senior Notes:
  8.51% Notes, payable 2007                                                              15.0                      15.0
  8.95% Notes, payable 2012                                                              35.5                      35.5
  8.20% Notes, payable $2.5 annually 2007 through 2012                                   15.0                      15.0
  8.59% Notes, payable 2017                                                              14.5                      14.5
  8.70% Notes, payable $2.0 annually 2018 through 2022                                   10.0                      10.0
  6.67% Notes, payable $15.0 annually 2001 through 2005                                  75.0                      75.0
Other                                                                                     4.5                       4.6
                                                                                     --------                  --------
                                                                                        169.5                     169.6
                                                                                     --------                  --------
                                                                                        723.4                     753.1
Less - current maturities                                                               (29.2)                    (32.2)
                                                                                     --------                  --------

Long-term debt                                                                       $  694.2                  $  720.9
                                                                                     ========                  ========





                                    7 of 24

Interest rates on commercial paper and bank money market lines ranged from 5.83% to 6.25% during the first quarter of 1995 and were 3.49% during the first quarter of 1994. Commercial paper and bank money market lines outstanding at March 31, 1995 and December 31, 1994 were classified as long-term debt. MAPCO has the ability and intent, if necessary, under a bank credit agreement to refinance commercial paper and bank money market lines with long-term debt having maturities in excess of one year.

MAPCO has a bank credit agreement for a line of credit of $300 million. The bank credit agreement provides for reduction of the total commitment in quarterly increments of $25 million commencing June 30, 1998. Interest on borrowings under the bank credit agreement would be at rates generally less than the prime interest rate. MAPCO must pay a commitment fee to maintain the bank credit agreement. This agreement serves as a back-up for MAPCO's outstanding commercial paper and bank money market lines. As of March 31, 1995, no borrowings were outstanding under the bank credit agreement.

As of March 31, 1995, MAPCO had $331.8 million of Medium Term Notes outstanding. These notes mature at various times through 2022 and bear interest at rates ranging from 7.60% to 8.87%.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' subsidiaries to MAPCO. At March 31, 1995, $177 million of net assets were restricted by such provisions.


Note 5 - Employee Benefit Plans

With respect to its Employee Stock Ownership Plan ("ESOP"), MAPCO recognized compensation expense of $.7 million and $.6 million for the three months ended March 31, 1995 and 1994, respectively. Interest expense on ESOP related debt was $1.3 million and $1.4 million for the three months ended March 31, 1995 and 1994, respectively. Dividends on the allocated and unallocated MAPCO common stock held by the ESOP were $.6 million for the three months ended March 31, 1995 and 1994, respectively, and will be used for ESOP debt service.


Note 6 - Contingencies

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





                                    8 of 24

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

Although plaintiffs seek actual and punitive damages, the Company believes that complete resolution of the remaining Texas explosion actions by litigation or settlement, after reimbursement of insurance coverage, will not have a material adverse effect on the Company's business, results of operations or financial position.


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

The Company believes that complete resolution of the Seminole loop/Aquila-LaGrange line litigation will not have a material adverse effect on the Company's business, results of operations or financial position.


General Litigation

The Company and its subsidiaries are involved in various other lawsuits, claims and regulatory proceedings incidental to their businesses. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's business, results of operations or financial position.





                                    9 of 24

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales and operating revenues were as follows (in millions):

                                                                               Three Months Ended March 31,
                                                                    -----------------------------------------------
                                                                     1995                1994              Variance
                                                                    ------              ------             --------
     Natural Gas Liquids                                            $170.9              $130.4              $ 40.5
     Petroleum                                                       523.0               476.6                46.4
     Coal                                                            102.3               102.3                   -
     Eliminations                                                    (19.0)              (17.2)               (1.8)
                                                                    ------              ------              ------
                                                                    $777.2              $692.1              $ 85.1
                                                                    ======              ======              ======


The $40.5 million increase in Natural Gas Liquids' sales and operating revenues was due to higher transportation revenues and retail propane sales. Transportation revenues increased principally because of additional volumes from new plant connections, a new contract with a major customer, increased ethane shipments and higher tariffs. Retail propane sales improved over last year because of the Emro Propane Company ("Emro") acquisition in September 1994. Petroleum's sales and operating revenues increased $46.4 million primarily due to a change in trading strategies implemented in the second quarter of 1994. The Coal segment's sales and operating revenues matched last year as higher brokerage sales were offset by lower sales at the Retiki Mine, which was closed in late January 1995. The increased brokerage sales were primarily attributable to supplying a portion of the Big Rivers Electric Corporation's contract tons from brokerage sources rather than from the Retiki Mine.

Outside purchases and operating expenses increased $96.8 million in the first quarter of 1995 as compared to the first quarter of 1994. Details by segment are as follows (in millions):

                                               Three Months Ended, March 31,
              ---------------------------------------------------------------------------------------------------
                            1995                              1994                            Variance
              -------------------------------   -------------------------------   -------------------------------
               Outside   Operating               Outside   Operating               Outside   Operating
              Purchases   Expenses    Total     Purchases   Expenses    Total     Purchases   Expenses    Total
              ---------  ---------  ---------   ---------  ---------  ---------   ---------  ---------  ---------
NGL           $   46.3   $   46.9   $   93.2    $   32.9   $   47.2   $   80.1    $ (13.4)   $    .3    $  (13.1)
Petroleum        455.8       41.9      497.7       374.5       40.5      415.0      (81.3)      (1.4)      (82.7)
Coal              16.6       64.8       81.4         8.9       71.5       80.4       (7.7)       6.7        (1.0)
              ---------  ---------  ---------   ---------  ---------  ---------   ---------  ---------  ---------
              $  518.7   $  153.6   $  672.3    $  416.3   $  159.2   $  575.5    $(102.4)   $   5.6    $  (96.8)
              =========  =========  =========   =========  =========  =========   =========  =========  =========


Natural Gas Liquids' outside purchases increased $13.4 million primarily as a result of additional propane purchases to supply the plants acquired from Emro in September 1994. Operating expenses in the Natural Gas Liquids' segment decreased $.3 million as retail propane plant expenses were higher due to the acquired Emro retail propane plants, but pipeline maintenance costs were considerably lower.

Petroleum's outside purchases increased $81.3 million over the same period in 1994 reflecting higher crude costs and the new trading





                                    10 of 24
strategies previously mentioned. Operating expenses increased $1.4 million principally because of higher-than-normal maintenance costs at the Memphis Refinery. Lower maintenance costs are anticipated in the third quarter due to the scheduled turnaround of the Memphis Refinery in July 1995.

Coal's outside purchases exceeded last year's purchases by $7.7 million primarily due to increased coal brokerage activities. A large portion of the increased activity was due to brokerage tons supplied to Big Rivers Electric Corporation that were previously mined from the Retiki Coal facility, which was closed during the first quarter of 1995. Operating expenses decreased $6.7 million principally due to the closing of the Retiki Mine.

The $2.8 million increase in depreciation, depletion and amortization expense is primarily due to additional depreciation and amortization charges resulting from the Emro acquisition.

Interest expense increased $2.3 million because of increased debt and higher interest rates.

The effective income tax rate for the first quarter of 1995 was 34.6% compared to 34.2% in the first quarter of 1994. The difference between the statutory Federal income tax rate of 35% and the effective income tax rate is primarily due to statutory depletion, partially offset by state taxes.

Operating profit for the three months ended March 31, 1995 and 1994 is detailed below (in millions):

                                                             1995              1994              Variance
                                                            ------            ------             --------
     Natural Gas Liquids                                    $ 55.0            $ 33.2              $ 21.8
     Petroleum                                                 1.0              36.4               (35.4)
     Coal                                                      9.2              11.4                (2.2)
                                                            ------            ------              ------
                                                            $ 65.2            $ 81.0              $(15.8)
                                                            ======            ======              ======

Natural Gas Liquids' operating profit increased $21.8 million because of higher transportation revenues and retail propane profits. Strong revenues in the current quarter and lower pipeline maintenance expense resulted in a 74% increase in transportation operating profit. Retail propane operating profit increased 54% as a result of the Emro acquisition.

Petroleum's operating profit decreased $35.4 million because of lower margins at both the Memphis and North Pole Refineries. Significantly higher crude costs negatively impacted both margins and operating profit in the current quarter. Refined product margins at both refineries increased significantly in the latter part of the first quarter and into the second quarter of 1995.

Coal's operating profit decreased $2.2 million principally due to lower profits at the Mettiki Mine. Sales of high cost year-end coal inventory, attributable to the December 1994 longwall move, was the primary reason for the profit decline at Mettiki.





                                    11 of 24

MAPCO's consolidated first quarter 1995 net income was $29.0 million or $0.97 per share compared to $41.4 million or $1.38 per share in 1994. Average common shares outstanding were 29.9 million in 1995 and 30.0 million in 1994.



FINANCIAL CONDITION

Cash Generation

Cash generation was as follows (in millions):

Three Months Ended, March 31,                                                         1995                1994
- -----------------------------                                                       --------             --------
 Funds provided by operations                                                       $   64.4            $   71.0
 Changes in operating assets and liabilities                                            23.9                25.3
                                                                                     --------            --------
 Net cash provided by operating activities                                              88.3                96.3
 Net cash used in investing activities                                                 (44.0)              (18.0)
 Net cash used in financing activities                                                 (38.9)              (29.7)
                                                                                     --------            --------
 Cash generation                                                                    $    5.4            $   48.6
                                                                                     ========            ========


Funds provided by operations in 1995 as compared to 1994 decreased primarily due to unfavorable refining margins in the Petroleum segment which more than offset the strong operating results in the Natural Gas Liquids' segment.

Capital expenditures in 1995 were $44.6 million, of which $17.2 million was for capital items necessary to maintain existing operations, compared to capital expenditures of $22.3 million in 1994, of which $14.4 million was for capital items necessary to maintain existing operations. Capital expenditures in 1995 included $10.3 million for the acquisition of 27 retail gasoline/convenience stores in the Nashville, Tennessee market area.

Financing activities for the first three months of 1995 included: (a) reduction of short-term borrowings by $26.6 million, (b) dividend payments of $7.5 million and (c) repayment of $3.1 million of fixed-rate debt. Financing activities for the first three months of 1994 included the reduction of short-term borrowings by $20.0 million and the payment of $7.5 million of dividends.


Capitalization

Capitalization, which includes long-term debt (excluding current maturities) and stockholders' equity, decreased from $1,344 million at December 31, 1994 to $1,337 million at March 31, 1995. The decrease in 1995 represents the utilization of cash from operations to reduce borrowings and pay dividends, partially offset by the favorable impact of 1995 operating results. MAPCO's long-term debt as a percent of capitalization was 52% at March 31, 1995 compared to 54% at December 31, 1994.





                                    12 of 24

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids subsidiaries to MAPCO. At March 31, 1995, $177 million of net assets were restricted by such provisions.


Liquidity and Capital Resources

MAPCO's primary sources of liquidity are its cash and cash equivalents, internal cash generation, and external financing. At March 31, 1995, MAPCO had $36.0 million of cash and cash equivalents.

MAPCO's external financing sources include its bank credit agreement, its uncommitted bank credit lines and its ability to issue public or private debt, including commercial paper. MAPCO's bank credit agreement is for a committed line of credit of $300 million. The total commitment under the bank credit agreement reduces in quarterly amounts of $25 million beginning June 30, 1998. This agreement serves as a back-up for outstanding commercial paper and for borrowings against bank money market lines. As of March 31, 1995, no borrowings were outstanding under the bank credit agreement.

In 1990, MAPCO filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $400 million of debt securities. As of March 31, 1995, MAPCO had outstanding $332 million of Medium Term Notes under this registration. MAPCO has the authorization to issue up to an additional $47 million of Medium Term Notes. The proceeds from any debt issued under the shelf registration statement have been and will continue to be used for general corporate purposes, including working capital, capital expenditures, reduction of other debt and acquisitions.

MAPCO's existing debt and credit agreements contain covenants which limit the amount of additional indebtedness the Company can incur. Management believes, however, that MAPCO has sufficient capacity to fund its anticipated needs.

Capital expenditures in 1995 are expected to be approximately $250 million, of which $184 million will be for acquisitions and expansion projects. MAPCO expects to utilize cash from operations and short-term funding sources as needed to meet anticipated 1995 capital expenditures; however, MAPCO's long-term liquidity is expected to increase since cash from operations is anticipated to exceed currently projected capital expenditures, environmental projects, debt service and dividends. MAPCO anticipates that future excess internal cash generation will be used primarily for debt reduction and capital expenditures.





                                    13 of 24

                                    PART II
                               OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K

     (a).     Exhibits

              Exhibit 10 - Amendment No. 1 dated as of March 28, 1995, to the Competitive Advance and Revolving Credit Facility dated as of April 29, 1994, among MAPCO Inc., the Lenders named therein and Chemical Bank, as Agent for the Lenders.

              Exhibit 11 - Statement Regarding Computation of per Share
              Earnings.

              Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

              Exhibit 27 - Financial Data Schedule.


     (b).     Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.





                                    14 of 24

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          MAPCO Inc.



Date: May 10, 1995                       /s/ FRANK S. DICKERSON, III
      -----------------                  ------------------------------
                                         Frank S. Dickerson, III
                                         Senior Vice President,
                                         Chief Financial Officer,
                                         and Treasurer



Date: May 10, 1995                       /s/ DONALD R. WELLENDORF
      -----------------                  -----------------------------
                                         Donald R. Wellendorf
                                         Vice President and Controller





                                    15 of 24

                               INDEX TO EXHIBITS



                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
Exhibit 10           Amendment No. 1 dated as of March 28, 1995,
                     to the Competitive Advance and Revolving Credit
                     Facility dated as of April 29, 1994, among
                     MAPCO Inc., the Lenders named therein and
                     Chemical Bank, as Agent for the Lenders.                                            17-20

Exhibit 11           Statement Regarding Computation of per
                     Share Earnings.                                                                     21-22

Exhibit 12           Computation of Ratio of Earnings to Fixed
                     Charges.                                                                              23

Exhibit 27           Financial Data Schedule.                                                              24





                                    16 of 24