Form 10-Q
period 1995-06-30
MAPCO INC
filed 1995-08-04
CIK 62142

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               June 30, 1995
                               ----------------------------------------


Commission file number       1-5254
                       ------------------


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

On August 1, 1995, 29,821,724 shares of MAPCO Inc. Common Stock, $1 par value, were outstanding.

                                   MAPCO Inc.

                                    Index




PART I.   Financial Information:

      Condensed Consolidated Statements of Income for the three and six months ended June 30, 1995 and 1994

      Condensed Consolidated Balance Sheets,
      June 30, 1995 and December 31, 1994

      Condensed Consolidated Statements of Cash
      Flows for the six months ended June 30,
      1995 and 1994

      Notes to Condensed Consolidated Financial
      Statements

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations

PART II.  Other Information:

      Submission of Matters to a Vote of Security
      Holders

      Exhibits and Reports on Form 8-K

      Signatures

                                     PART I
                             FINANCIAL INFORMATION
                                   MAPCO INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         Dollars and Shares in Millions
                            except per share amounts
                                  (Unaudited)

                                                   Three Months                   Six Months
                                                  Ended June 30,                Ended June 30,
                                             -----------------------       ----------------------
                                               1995           1994           1995          1994
                                             --------       --------       --------      --------
Sales and Operating Revenues (1)             $  927.6       $  738.1       $1,704.8      $1,430.2
                                             --------       --------       --------      --------

Expenses:
  Outside purchases and operating
    expenses (1)                                834.2          719.5        1,506.5       1,295.1
  Selling, general and administrative            18.0           16.5           36.5          33.4
  Depreciation, depletion and amortization       27.5           24.8           54.7          49.2
  Interest and debt expense                      14.5           12.2           29.1          24.5
  Other (income) expense - net                    0.1            2.2           (0.4)          1.7
                                             --------       --------       --------      --------
                                                894.3          775.2        1,626.4       1,403.9
                                             --------       --------       --------      --------

Income (Loss) before Provision (Benefit)
  for Income Taxes                               33.3          (37.1)          78.4          26.3
                                             --------       --------       --------      --------

Provision (Benefit) for Income Taxes:
  Current                                         7.2          (23.5)          15.9          (4.2)
  Deferred                                        4.3           10.7           11.2          13.1
                                             --------       --------       --------      --------
                                                 11.5          (12.8)          27.1           8.9
                                             --------       --------       --------      --------

Income (Loss) before Minority Interest           21.8          (24.3)          51.3          17.4
Minority Interest in Earnings of Subsidiary       (.6)           (.3)          (1.1)          (.6)
                                             --------       --------       --------      --------


Net Income (Loss)                            $   21.2       $  (24.6)      $   50.2      $   16.8
                                             ========       ========       ========      ========


Earnings (Loss) per Common Share             $    .71       $   (.82)      $   1.68      $    .56
Average Common Shares Outstanding                29.9           30.0           29.9          30.0
Cash Dividends per Common Share              $    .25       $    .25       $    .50      $    .50


See Notes to Condensed Consolidated Financial Statements.

(1) Includes consumer excise taxes of $43.2 million and $42.7 million for the three months ended June 30, 1995 and 1994, respectively, and $74.4 million and $81.7 million for the six months ended June 30, 1995 and 1994, respectively.

                                   MAPCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              Dollars in Millions

                                                    June 30, 1995               December 31,
                                                     (Unaudited)                    1994
                                                    -------------               ------------
Current Assets:
  Cash and cash equivalents                         $        37.6               $       30.6
  Receivables                                               261.7                      263.3
  Inventories (Note 3)                                      158.8                      111.0
  Prepaid expenses                                           40.5                       44.1
  Other current assets                                       29.6                       29.9
                                                    -------------               ------------
      Total current assets                                  528.2                      478.9
                                                    -------------               ------------

Property, Plant and Equipment, at cost                    2,577.4                    2,501.5
  Less - accumulated depreciation
    and depletion                                        (1,074.4)                  (1,027.3)
                                                    -------------               ------------
                                                          1,503.0                    1,474.2
                                                    -------------               ------------

Other Assets                                                209.5                      213.0
                                                    -------------               ------------

                                                    $     2,240.7               $    2,166.1
                                                    =============               ============
Current Liabilities:
  Current maturities of long-term debt              $        29.3               $       32.2
  Accounts payable                                          274.7                      270.0
  Accrued taxes                                              45.7                       37.8
  Accrued payroll and related expenses                       17.9                       14.0
  Other current liabilities                                  68.2                       72.4
                                                    -------------               ------------
      Total current liabilities                             435.8                      426.4
                                                    -------------               ------------

Long-Term Debt (Note 4)                                     742.1                      720.9
                                                    -------------               ------------

Other Liabilities                                            78.0                       77.8
                                                    -------------               ------------

Deferred Income Taxes                                       305.0                      293.8
                                                    -------------               ------------

Minority Interest                                            25.7                       24.6
                                                    -------------               ------------

Contingencies (Note 6)
                                                    -------------               ------------

Stockholders' Equity (Note 5):
  Common stock                                               62.8                       62.8
  Capital in excess of par value                            203.0                      202.6
  Retained earnings                                       1,391.9                    1,356.4
                                                    -------------               ------------
                                                          1,657.7                    1,621.8

  Treasury stock, at cost                                  (940.0)                    (935.6)
  Loan to ESOP                                              (63.6)                     (63.6)
                                                    -------------               ------------
                                                            654.1                      622.6
                                                    -------------               ------------

                                                    $     2,240.7               $    2,166.1
                                                    =============               ============

See Notes to Condensed Consolidated Financial Statements.

                                   MAPCO INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 2)
                              Dollars in Millions
                                  (Unaudited)

                                                                        Six Months
                                                                      Ended June 30,
                                                                  ---------------------
                                                                    1995         1994
                                                                  --------     --------
Cash Flows from Operating Activities:
  Net income                                                      $   50.2     $   16.8
  Reconciliation of net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                        54.7         49.2
      Provision for deferred income taxes                             11.2         13.1
      Other items not requiring cash (Note 2)                          5.9          9.0
                                                                  --------     --------
          Funds provided by operations                               122.0         88.1
      Changes in operating assets and
        liabilities (Note 2)                                         (33.2)         1.8
                                                                  --------     --------

          Net cash provided by operating activities                   88.8         89.9
                                                                  --------     --------

Cash Flows from Investing Activities:
  Capital expenditures and acquisitions, net of
    liabilities assumed                                              (82.6)       (51.1)
  Proceeds from sales of property, plant and
    equipment                                                          1.7          4.8
                                                                  --------     --------

          Net cash used in investing activities                      (80.9)       (46.3)
                                                                  --------     --------

Cash Flows from Financing Activities:
  Purchase of common stock                                            (4.4)        (6.2)
  Increase (decrease) in borrowings                                   21.6        (20.0)
  Dividends                                                          (14.9)       (15.0)
  Issuance of long-term debt                                             -           .1
  Payments on long-term debt                                          (3.5)         (.1)
  Other                                                                 .3          (.3)
                                                                  --------     --------

          Net cash used in financing activities                        (.9)       (41.5)
                                                                  --------     --------


Increase in Cash and Cash Equivalents                                  7.0          2.1

Cash and Cash Equivalents, January 1                                  30.6         69.8
                                                                  --------     --------

Cash and Cash Equivalents, June 30                                $   37.6     $   71.9
                                                                  ========     ========



See Notes to Condensed Consolidated Financial Statements.

                                   MAPCO INC.
              Notes to Condensed Consolidated Financial Statements

Note 1 - In the opinion of Management, the accompanying condensed consolidated financial statements of MAPCO Inc. and its subsidiaries ("MAPCO" or the "Company") contain all adjustments necessary to present fairly the financial position as of June 30, 1995 (unaudited) and December 31, 1994, the results of operations for the three and six months ended June 30, 1995 and 1994 (both unaudited) and the cash flows for the six months ended June 30, 1995 and 1994 (both unaudited). Certain reclassifications have been made to prior year amounts to conform to current year presentations. All significant intercompany accounts and transactions have been eliminated.


Note 2 - Statements of Cash Flows

Other items not requiring (providing) cash reported in cash flows from operating activities consist of (in millions):

                                                                          Six Months
                                                                        Ended June 30,
                                                                  -------------------------
                                                                    1995             1994
                                                                  --------         --------
Net periodic pension (income) expense                             $    (.9)        $     .1
Gain on sales of property, plant and equipment                         (.5)             (.2)
Minority interest in earnings of subsidiary                            1.1               .6
Refinery turnaround accrual                                            3.4              1.6
Recovery of advance royalties                                          1.7              1.9
Other non-cash income and expense items - net                          1.1              5.0
                                                                  --------         --------
                                                                  $    5.9         $    9.0
                                                                  ========         ========

Changes in operating assets and liabilities consist of (in millions):

                                                                          Six Months
                                                                        Ended June 30,
                                                                  -------------------------
                                                                    1995             1994
                                                                  --------         --------
Decrease (increase) in:
  Receivables                                                     $    1.7         $  (30.3)
  Inventories                                                        (46.6)             1.0
  Prepaid expenses                                                     3.6             (7.8)
  Other current assets                                                  .3             (3.7)
  Other assets                                                        (1.1)            (6.1)
Increase (decrease) in:
  Accounts payable                                                     4.7             27.3
  Accrued taxes                                                        8.1            (38.4)
  Accrued payroll and related expenses                                 4.0             (7.4)
  Litigation and environmental                                         (.2)            69.9
  Other current liabilities                                           (7.6)             1.2
  Other liabilities                                                    (.1)            (3.9)
                                                                  --------         --------
                                                                  $  (33.2)        $    1.8
                                                                  ========         ========

Income taxes paid were $2.9 million and $36.2 million for the six months ended June 30, 1995 and 1994, respectively.

Interest paid, net of amounts capitalized, was $29.9 million and $25.7 million for the six months ended June 30, 1995 and 1994, respectively.


Note 3 - Inventories

Inventories consist of (in millions):                             June 30,    December 31,
                                                                   1995          1994
                                                                 --------      --------
Raw materials - crude oil                                        $   34.1      $   21.8
                                                                 --------      --------

Finished products:
  Refined petroleum products                                         55.3          26.1
  Fertilizer and natural gas liquids                                 28.9          31.5
  Retail merchandise                                                 25.0          23.7
  Coal                                                               15.5           7.9
                                                                 --------      --------
                                                                    124.7          89.2
                                                                 --------      --------
Inventories                                                      $  158.8      $  111.0
                                                                 ========      ========

The cost to replace the Petroleum segment's crude oil, refined petroleum products and retail merchandise inventories in excess of their last-in, first-out (LIFO) carrying values was approximately $17.1 million at June 30, 1995 and $11.6 million at December 31, 1994.


Note 4 - Long-Term Debt

Long-term debt consists of (in millions):                        June 30,       December 31,
                                                                   1995            1994
                                                                 --------        --------
MAPCO Inc.
- ----------
Commercial paper and bank money market lines                     $  206.7        $  185.1
8.43% ESOP Notes, payable in mortgage type
  principal reductions annually through 2003                         63.6            63.6
Medium Term Notes, various maturities through 2022                  331.8           334.8
                                                                 --------        --------
                                                                    602.1           583.5
                                                                 --------        --------
Subsidiaries
- ------------
Senior Notes:
  8.51% Notes, payable 2007                                          15.0            15.0
  8.95% Notes, payable 2012                                          35.5            35.5
  8.20% Notes, payable $2.5 annually 2007 through 2012               15.0            15.0
  8.59% Notes, payable 2017                                          14.5            14.5
  8.70% Notes, payable $2.0 annually 2018 through 2022               10.0            10.0
  6.67% Notes, payable $15.0 annually 2001 through 2005              75.0            75.0
Other                                                                 4.3             4.6
                                                                 --------        --------
                                                                    169.3           169.6
                                                                 --------        --------
                                                                    771.4           753.1
Less - current maturities                                           (29.3)          (32.2)
                                                                 --------        --------
Long-term debt                                                   $  742.1        $  720.9
                                                                 ========        ========

Interest rates on commercial paper and bank money market lines ranged from 5.83% to 6.25% during the first half of 1995 and were 3.49% during the first half of 1994. Commercial paper and bank money market lines outstanding at June 30, 1995 and December 31, 1994 were classified as long-term debt. MAPCO has the ability and intent, if necessary, under a bank credit agreement to refinance commercial paper and bank money market lines with long-term debt having maturities in excess of one year.

MAPCO has a bank credit agreement for a line of credit of $300 million. The bank credit agreement provides for reduction of the total commitment in quarterly increments of $25 million commencing June 30, 1998. Interest on borrowings under the bank credit agreement would be at rates generally less than the prime interest rate. MAPCO must pay a commitment fee to maintain the bank credit agreement. This agreement serves as a back-up for MAPCO's outstanding commercial paper and bank money market lines. As of June 30, 1995, no borrowings were outstanding under the bank credit agreement.

As of June 30, 1995, MAPCO had $331.8 million of Medium Term Notes outstanding. These notes mature at various times through 2022 and bear interest at rates ranging from 7.60% to 8.87%.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' subsidiaries to MAPCO. At June 30, 1995, $173 million of net assets were restricted by such provisions.


Note 5 - Employee Benefit Plans

With respect to its Employee Stock Ownership Plan ("ESOP"), MAPCO recognized compensation expense of $.7 million and $1.4 million for the three and six months ended June 30, 1995, respectively, and $.6 million and $1.2 million for the three and six months ended June 30, 1994, respectively. Interest expense on ESOP related debt was $1.3 million and $2.6 million for the three and six months ended June 30, 1995, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 1994, respectively. Dividends on the allocated and unallocated MAPCO common stock held by the ESOP were $.6 million and $1.2 million for the three and six months ended June 30, 1995 and 1994, respectively, and will be used for ESOP debt service.


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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


SECOND QUARTER 1995 VS. SECOND QUARTER 1994

RESULTS OF OPERATIONS

Sales and operating revenues were as follows (in millions):

                                                  Three Months Ended June 30,
                                                -------------------------------
                                                 1995        1994      Variance
                                                ------      ------     --------
     Natural Gas Liquids                        $131.1      $114.9      $ 16.2
     Petroleum                                   698.6       535.9       162.7
     Coal                                        112.8       104.7         8.1
     Eliminations                                (14.9)      (17.4)        2.5
                                                ------      ------      ------
                                                $927.6      $738.1      $189.5
                                                ======      ======      ======

Sales and operating revenues increased $189.5 million over the 1994 second quarter.

The $16.2 million increase in Natural Gas Liquids' sales and operating revenues was principally due to higher retail propane sales as a result of the Emro Propane Company ("Emro") acquisition in September 1994.

Petroleum's sales and operating revenues increased $162.7 million primarily due to a change in trading strategies implemented in the second and third quarters of 1994 and increased sales at the Memphis Refinery. Higher product prices and increased volumes were the principal reasons for the improvement in sales at the Memphis Refinery.

The Coal segment's sales and operating revenues increased $8.1 million over the same period last year. Higher brokerage volumes and increased sales by the Mettiki, Pontiki and Martiki mines were partially offset by lower sales at the Dotiki, Pattiki and Retiki mines. Mettiki's production increased over 1994 because of the impact on production of a longwall move during May 1994. The resolution of labor issues at Pontiki and the installation of new equipment at Pontiki and Martiki contributed to the increased production at those mines. Lower sales at the Dotiki and Pattiki mines primarily resulted from timing differences on the shipment of contract tons. Sales were lower at the Retiki mine because that facility was closed in January 1995. The increased brokerage sales were primarily attributable to supplying a customer's contract tons from brokerage sources rather than from the Retiki mine.

Outside purchases and operating expenses increased $114.7 million in the second quarter of 1995 as compared to the second quarter of 1994. Details by segment are as follows (in millions):

                                       Three Months Ended June 30,
                     ----------------------------------------------------------------
                             1995                  1994                Variance
                     --------------------  --------------------  --------------------
                      Outside   Operating   Outside   Operating   Outside   Operating
                     Purchases   Expenses  Purchases   Expenses  Purchases   Expenses
                     ---------  ---------  ---------  ---------  ---------  ---------
Natural Gas Liquids   $  39.5    $  45.8    $  27.4    $  43.9    $ (12.1)   $  (1.9)
Petroleum               616.0       42.2      449.8      112.1     (166.2)      69.9
Coal                     22.0       68.7       11.2       75.1      (10.8)       6.4
                      -------    -------    -------    -------    -------    -------
                      $ 677.5    $ 156.7    $ 488.4    $ 231.1    $(189.1)   $  74.4
                      =======    =======    =======    =======    =======    =======

Natural Gas Liquids' outside purchases increased $12.1 million primarily as a result of additional propane and appliance purchases to supply the Emro plants acquired in September 1994. Operating expenses in the Natural Gas Liquids' segment increased $1.9 million because of higher retail propane plant expenses due to the acquired Emro retail propane plants, partially offset by lower transportation and gas plant expenses. Transportation costs were lower primarily due to a charge in the second quarter of 1994 associated with the buy-out of a gas supply contract and lower power costs in 1995. Gas plant expenses were lower because of the shutdown of a plant in the West Panhandle field in December 1994.

Petroleum's outside purchases increased $166.2 million reflecting higher crude costs and new trading strategies. Operating expenses decreased $69.9 million principally because of the $68.7 million charge in 1994 relative to the State Royalty Oil settlement.

Coal's outside purchases increased $10.8 million primarily due to more coal brokerage activities. Most of the increased activity was due to brokerage tons supplied to a customer that were previously shipped from the Retiki mine, which was closed in January 1995. Operating expenses decreased $6.4 million principally due to the closing of the Retiki mine.

The $2.7 million increase in depreciation, depletion and amortization expense was primarily due to the Emro acquisition.

Interest expense increased $2.3 million because of increased debt, partially offset by lower average interest rates. The increase in MAPCO's debt since last year was in commercial paper and bank money market lines. Although interest rates were higher in 1995 compared to 1994, MAPCO's average interest rate decreased due to the increase in short-term debt which carried a lower interest rate than MAPCO's fixed-rate long-term debt.

The effective income tax rate for the second quarter of 1995 and 1994 was 34.5%. The difference between the statutory Federal income tax rate of 35% and the effective income tax rate is primarily due to statutory depletion, partially offset by state taxes.

Operating profit (loss) for the three months ended June 30, 1995 and 1994 is detailed below (in millions):

                                         1995      1994      Variance
                                        ------    ------     --------
     Natural Gas Liquids                $ 24.8    $ 25.8      $ (1.0)
     Petroleum                            18.4     (49.6)       68.0
     Coal                                 10.5       7.5         3.0
                                        ------    ------      ------
                                        $ 53.7    $(16.3)     $ 70.0
                                        ======    ======      ======

Operating profit increased $70.0 million over the 1994 quarter primarily due to the $68.7 million charge against last year's earnings relative to the State Royalty Oil settlement. Excluding the State Royalty Oil settlement, earnings in both the Natural Gas Liquids and Petroleum segments were consistent with 1994.

Coal's operating profit increased $3.0 million principally because of improved production tons and lower per ton production costs at the Pontiki, Martiki and Mettiki coal mines. The resolution of labor issues at Pontiki and the installation of new equipment at Pontiki and Martiki contributed to the productivity improvements at those mines. Mettiki's second quarter production increased over 1994 because last year's production was impacted by a longwall move during May 1994.

MAPCO's consolidated second quarter 1995 net income was $21.2 million or $0.71 per share compared to a net loss of $24.6 million or $0.82 per share in 1994. Excluding the impact of the State Royalty Oil settlement, 1994 second quarter net income was $20.9 million or $0.70 per share. Average common shares outstanding were 29.9 million in 1995 and 30.0 million in 1994.


YEAR-TO-DATE 1995 VS. YEAR-TO-DATE 1994

RESULTS OF OPERATIONS

Sales and operating revenues were as follows (in millions):

                                                   Six Months Ended June 30,
                                                -------------------------------
                                                  1995        1994     Variance
                                                --------    --------   --------
     Natural Gas Liquids                        $  302.0    $  245.3    $ 56.7
     Petroleum                                   1,221.6     1,012.5     209.1
     Coal                                          215.1       207.0       8.1
     Eliminations                                  (33.9)      (34.6)      0.7
                                                --------    --------    ------
                                                $1,704.8    $1,430.2    $274.6
                                                ========    ========    ======

Sales and operating revenues increased $274.6 million over 1994.

The $56.7 million increase in Natural Gas Liquids' sales and operating revenues was due to higher transportation revenues and retail propane sales. Transportation revenues increased principally because of additional volumes from new plant connections, plant expansions, a new contract with a major customer and higher tariffs. Retail propane sales improved over last year primarily because of the Emro acquisition in September 1994.

Petroleum's sales and operating revenues increased $209.1 million primarily due to a change in trading strategies implemented in the second and third quarters of 1994.

The Coal segment's sales and operating revenues increased $8.1 million over last year. Higher brokerage volumes and increased sales by the Mettiki, Pontiki and Martiki mines were partially offset by lower sales at the Dotiki, Pattiki and Retiki mines. Mettiki's production increased over 1994 because of the impact on production of a longwall move during May 1994. The resolution of labor issues at Pontiki and the installation of new equipment at Pontiki and Martiki contributed to the increased production at those mines. Lower sales at the Dotiki and Pattiki mines primarily resulted from timing differences on the shipment of contract tons. Sales were lower at the Retiki mine because that facility was closed in January 1995. The increased brokerage sales were primarily attributable to additional third party sales volumes and supplying a customer's contract tons from brokerage sources rather than from the Retiki mine.

Outside purchases and operating expenses increased $211.4 million in the first six months of 1995 as compared to 1994. Details by segment are as follows (in millions):

                                         Six Months Ended June 30,
                     ----------------------------------------------------------------
                             1995                  1994                Variance
                     --------------------  --------------------  --------------------
                      Outside   Operating   Outside   Operating   Outside   Operating
                     Purchases   Expenses  Purchases   Expenses  Purchases   Expenses
                     ---------  ---------  ---------  ---------  ---------  ---------
Natural Gas Liquids   $   85.8   $  92.7    $  60.4    $  91.2    $ (25.4)   $  (1.5)
Petroleum              1,071.8      84.1      824.2      152.6     (247.6)      68.5
Coal                      38.6     133.5       20.1      146.6      (18.5)      13.1
                      --------   -------    -------    -------    -------    -------
                      $1,196.2   $ 310.3    $ 904.7    $ 390.4    $(291.5)   $  80.1
                      ========   =======    =======    =======    =======    =======

Natural Gas Liquids' outside purchases increased $25.4 million primarily as a result of additional propane and appliance purchases to supply the plants acquired from Emro in September 1994. Operating expenses in the Natural Gas Liquids' segment increased only $1.5 million as higher retail propane plant expenses due to the Emro acquisition were substantially offset by lower transportation and gas plant operating costs. Lower pipeline maintenance costs and prior year charges associated with the buy-out of a gas supply contract were the principal reasons that transportation expenses declined in 1995. The shut-down of a gas plant in the West Panhandle field at the end of 1994 is the reason that gas plant expenses were lower in the current year.

Petroleum's outside purchases increased $247.6 million over the same period in 1994 reflecting higher crude costs and the new trading strategies previously mentioned. Operating expenses decreased $68.5 million because last year's costs included a $68.7 million charge relative to the State Royalty Oil settlement.

Coal's outside purchases exceeded last year's purchases by $18.5 million primarily due to increased coal brokerage activities. Most of the increased brokerage activity was due to tons supplied to a customer that were previously shipped from the Retiki mine, which was closed in January 1995. Operating expenses decreased $13.1 million principally due to the closing of the Retiki mine.

The $5.5 million increase in depreciation, depletion and amortization expense was primarily due to the Emro acquisition.

Interest expense increased $4.6 million because of increased debt, partially offset by lower average interest rates. The increase in MAPCO's debt since last year was in commercial paper and bank money market lines. Although interest rates were higher in 1995 compared to 1994, MAPCO's average interest rate decreased due to the increase in short-term debt which carried a lower interest rate than MAPCO's fixed-rate long-term debt.

The effective income tax rate for the first six months of 1995 was 34.6% compared to 33.8% in 1994. The difference between the statutory Federal income tax rate of 35% and the effective income tax rate is primarily due to statutory depletion, partially offset by state taxes.

Operating profit (loss) for the six months ended June 30, 1995 and 1994 is detailed below (in millions):

                                         1995      1994      Variance
                                        ------    ------     --------
     Natural Gas Liquids                $ 79.8    $ 59.0      $ 20.8
     Petroleum                            19.4     (13.2)       32.6
     Coal                                 19.7      18.9         0.8
                                        ------    ------      ------
                                        $118.9    $ 64.7      $ 54.2
                                        ======    ======      ======

Natural Gas Liquids' operating profit increased $20.8 million because of higher transportation revenues and higher retail propane plant and gas plant profits. Strong revenues in the first quarter of 1995 and lower pipeline maintenance expense resulted in a $10.7 million (28%) increase in transportation operating profit. Retail propane operating profit increased $7.4 million (46%) as a result of the Emro acquisition. Gas plant operating profits increased $2.8 million (59%) as a result of higher NGL prices, increased condensate production and lower plant operating expenses.

Petroleum's operating profit increased $32.6 million over the first six months of 1994. Excluding the $68.7 million impact of the State Royalty Oil settlement, Petroleum's operating profit was $36.1 million lower principally because of reduced margins at both the Memphis and North Pole

Refineries. Significantly higher crude costs, particularly in the first quarter of 1995, negatively impacted margins and operating profit at both refineries.

Coal's operating profit increased $0.8 million over 1994. The principal reasons for this favorable variance were higher profits at the Pontiki, Martiki and Mettiki mines, partially offset by lower profits at the Dotiki and Pattiki mines. The resolution of labor issues at Pontiki and the installation of new equipment at Pontiki and Martiki were the reasons for the operating profit increase at those mines. The increase in Mettiki's operating profit was attributable to the impact on last year's costs as a result of a longwall move in the second quarter of 1994. Dotiki and Pattiki's operating profit was unfavorable to 1994 principally due to reduced shipments of contract tons.

MAPCO's consolidated net income for the first six months of 1995 was $50.2 million or $1.68 per share compared to $16.8 million or $0.56 per share in
1994.   Excluding the impact of the State Royalty Oil settlement, net income for the first six months of 1994 was $62.3 million or $2.08 per share. Average common shares outstanding were 29.9 million in 1995 and 30.0 million in 1994.


FINANCIAL CONDITION

Cash Generation

Cash generation was as follows (in millions):

Six Months Ended, June 30,                                        1995        1994
- --------------------------                                      --------    --------
 Funds provided by operations                                   $  122.0    $   88.1
 Changes in operating assets and liabilities                       (33.2)        1.8
                                                                --------    --------
 Net cash provided by operating activities                          88.8        89.9
 Net cash used in investing activities                             (80.9)      (46.3)
 Net cash used in financing activities                               (.9)      (41.5)
                                                                --------    --------
 Cash generation                                                $    7.0    $    2.1
                                                                ========    ========

Funds provided by operations through the first six months of 1995 as compared to 1994 increased primarily due to the negative impact of the State Royalty Oil settlement on 1994 operating profit. The 1995 change in operating assets and liabilities was primarily attributable to the build-up of inventory at the Memphis Refinery in anticipation of the July 1995 turnaround.

Capital expenditures through June of 1995 were $82.6 million, of which $33.8 million was for capital items necessary to maintain existing operations, compared to capital expenditures of $51.1 million for the same period of 1994, of which $28.0 million was for capital items necessary to maintain existing operations. Capital expenditures in 1995 included $11.2 million for the expansion of the Rocky Mountain Pipeline

System, $11.0 million for the acquisition of 27 retail gasoline/convenience stores in the Nashville, Tennessee market area and $8.5 million related to the expansion of the Martiki mine.

Financing activities for the first six months of 1995 included short-term borrowings of $21.6 million which were offset by the payment of $14.9 million of dividends, the repurchase of 78,700 shares of MAPCO common stock for $4.4 million and the repayment of $3.5 million of fixed-rate debt. Financing activities for the first six months of 1994 included the reduction of short-term borrowings by $20.0 million, the payment of $15.0 million of dividends and the repurchase of 101,966 shares of MAPCO common stock for $6.2 million.


Capitalization

Capitalization, which includes long-term debt (excluding current maturities) and stockholders' equity, increased from $1,344 million at December 31, 1994 to $1,396 million at June 30, 1995. The increase in 1995 represents the favorable impact of 1995 operating results on stockholders' equity and the increase in commercial paper, partially offset by the payment of dividends. MAPCO's long-term debt as a percentage of capitalization was 53% at June 30, 1995 compared to 54% at December 31, 1994.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' subsidiaries to MAPCO. At June 30, 1995, $173 million of net assets were restricted by such provisions.


Liquidity and Capital Resources

MAPCO's primary sources of liquidity are its cash and cash equivalents, internal cash generation, and external financing. At June 30, 1995, MAPCO had $37.6 million of cash and cash equivalents.

MAPCO's external financing sources include its bank credit agreement, its uncommitted bank credit lines and its ability to issue public or private debt, including commercial paper. MAPCO's bank credit agreement is for a committed line of credit of $300 million. The total commitment under the bank credit agreement reduces in quarterly amounts of $25 million beginning June 30, 1998. This agreement serves as a back-up for commercial paper and for borrowings against bank money market lines. As of June 30, 1995, no borrowings were outstanding under the bank credit agreement.

In 1990, MAPCO filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $400 million of debt securities. As of June 30, 1995, MAPCO had outstanding $332 million of Medium Term Notes under this registration. MAPCO has the authorization to issue up to an additional $47 million of Medium Term Notes. The proceeds from any debt issued under the shelf registration statement have been and will continue to be used for general corporate purposes, including working capital, capital expenditures, reduction of other debt and acquisitions.

MAPCO's existing debt and credit agreements contain covenants which limit the amount of additional indebtedness the Company can incur. Management believes; however, that MAPCO has sufficient capacity to fund its anticipated needs.

Capital expenditures in 1995 are expected to be approximately $300 million, of which $199 million will be for acquisitions and expansion projects. MAPCO expects to utilize cash from operations and short-term funding sources as needed to meet anticipated 1995 capital expenditures; however, MAPCO's long-term liquidity is expected to increase since cash from operations is anticipated to exceed currently projected capital expenditures, environmental projects, debt service and dividends. MAPCO anticipates that future excess internal cash generation will be used primarily for debt reduction and capital expenditures.

                                    PART II
                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders


       The Annual Meeting of Stockholders of the Company was held on Friday, May 26, 1995, at the Four Seasons Resort and Club in Irving, Texas. In connection with the election of four nominees for Directors to Class I Directorships, 26,906,920 votes were cast as follows:


                                               NUMBER OF SHARES
                                   -------------------------------------

         NAME                         FOR             WITHHOLD AUTHORITY
         ----                         ---             ------------------
 Wayne K. Goettsche                26,319,443                587,477
                                   ----------                -------

 Donald L. Mellish                 26,708,693                198,227
                                   ----------                -------

 Robert M. Howe                    26,682,611                224,309
                                   ----------                -------

 Robert L. Parker                  26,702,760                204,160
                                   ----------                -------


       Stockholders were also requested to consider and act upon a proposal to approve the selection of Deloitte & Touche LLP as independent auditors for the year ended December 31, 1995. Of the 26,794,165 votes cast, the number of shares voting FOR this proposal was 26,705,696, 88,469 votes were cast AGAINST the proposal and 112,755 abstentions were tabulated.

       In addition to the above proposals, the Company's stockholders were also asked to consider and act upon a proposal to approve the MAPCO Inc. Incentive Compensation Plan. Of the 26,381,138 votes cast, the number of shares voting FOR this proposal was 23,900,231 with 2,480,907 votes AGAINST the proposal, 230,305 abstentions and 295,477 broker non-votes.

       Of the 26,765,589 votes cast on proposal #4: to transact any other business which may properly come before the meeting or any adjournment thereof, 26,765,589 voted in favor of the proposal and the remaining 141,331 were abstentions.

Item 6.       Exhibits and Reports on Form 8-K

     (a).     Exhibits

              Exhibit 10 - MAPCO Inc. Incentive Compensation Plan effective as of January 1, 1995 and approved by the Company's shareholders on May 26, 1995.

              Exhibit 11 - Statement Regarding Computation of per Share
              Earnings.

              Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

              Exhibit 27 - Financial Data Schedule.


     (b).     Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MAPCO Inc.



Date: August 4, 1995                     /s/ FRANK S. DICKERSON, III
      -----------------                  ------------------------------
                                         Frank S. Dickerson, III
                                         Senior Vice President,
                                         Chief Financial Officer,
                                         and Treasurer



Date: August 4, 1995                     /s/ DONALD R. WELLENDORF
      -----------------                  -----------------------------
                                         Donald R. Wellendorf
                                         Vice President and Controller

                               INDEX TO EXHIBITS





Exhibit 10           MAPCO Inc. Incentive Compensation Plan
                     effective as of January 1, 1995 and approved by the Company's shareholders on
                     May 26, 1995.

Exhibit 11           Statement Regarding Computation of per
                     Share Earnings.

Exhibit 12           Computation of Ratio of Earnings to Fixed
                     Charges.

Exhibit 27           Financial Data Schedule.