Form 10-Q
period 1995-09-30
MAPCO INC
filed 1995-11-06
CIK 62142

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               September 30, 1995
                              -----------------------------------------------

Commission file number       1-5254
                      ----------------------

                                 MAPCO Inc.
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               Delaware                                  73-0705739
--------------------------------------------      ---------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

1800 South Baltimore Avenue, Tulsa, Oklahoma               74119
--------------------------------------------      ---------------------------
  (Address of principal executive offices)                (Zip Code)


                               (918) 581-1800
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


                                 No Changes
-----------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


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

On November 1, 1995, 29,497,835 shares of MAPCO Inc. Common Stock, $1 par value, were outstanding.





                                   1 of 26

                                   MAPCO Inc.

                                     Index


                                                        Page Number
                                                        -----------
PART I.   Financial Information:

      Condensed Consolidated Statements of Income
      for the three and nine months ended September 30,
      1995 and 1994                                          3

      Condensed Consolidated Balance Sheets,
      September 30, 1995 and December 31, 1994               4

      Condensed Consolidated Statements of Cash
      Flows for the nine months ended September 30,
      1995 and 1994                                          5

      Notes to Condensed Consolidated Financial
      Statements                                           6 - 10

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations       11 - 19

PART II.  Other Information:

      Exhibits and Reports on Form 8-K                       20

      Signatures                                             21





                                   2 of 26

                                     PART I
                             FINANCIAL INFORMATION
                             ---------------------
                                   MAPCO INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         Dollars and Shares in Millions
                            except per share amounts
                                  (Unaudited)

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                             ----------------------        ----------------------
                                                               1995          1994            1995          1994
                                                             --------      --------        --------      --------
Sales and Operating Revenues (1)                             $  801.7      $  805.3        $2,506.5      $2,235.5
                                                             --------      --------        --------      --------

Expenses:
  Outside purchases and operating
    expenses (1)                                                716.1         712.9         2,222.6       2,008.0
  Selling, general and administrative                            17.5          16.5            54.0          49.9
  Depreciation, depletion and amortization                       27.6          25.7            82.3          74.9
  Interest and debt expense                                      14.9          13.3            44.0          37.8
  Other (income) expense - net                                    0.2          (1.3)           (0.2)           .4
                                                             --------      --------        --------      --------
                                                                776.3         767.1         2,402.7       2,171.0
                                                             --------      --------        --------      --------

Income before Provision for Income Taxes                         25.4          38.2           103.8          64.5
                                                             --------      --------        --------      --------

Provision for Income Taxes:
  Current                                                         5.1          11.0            21.0           6.8
  Deferred                                                        3.1           1.9            14.3          15.0
                                                             --------      --------        --------      --------
                                                                  8.2          12.9            35.3          21.8
                                                             --------      --------        --------      --------

Income before Minority Interest                                  17.2          25.3            68.5          42.7
Minority Interest in Earnings of Subsidiary                       (.7)          (.6)           (1.8)         (1.2)
                                                             --------      --------        --------      --------


Net Income                                                   $   16.5      $   24.7        $   66.7      $   41.5
                                                             ========      ========        ========      ========


Earnings per Common Share                                    $    .55      $    .83        $   2.23      $   1.39
Average Common Shares Outstanding                                29.8          29.9            29.8          30.0
Cash Dividends per Common Share                              $    .25      $    .25        $    .75      $    .75


See Notes to Condensed Consolidated Financial Statements.

(1) Includes consumer excise taxes of $42.2 million and $39.9 million for the three months ended September 30, 1995 and 1994, respectively, and $116.5 million and $121.6 million for the nine months ended September 30, 1995 and 1994, respectively.





                                   3 of 26

                                   MAPCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              Dollars in Millions

                                                                September 30, 1995            December 31,
                                                                    (Unaudited)                    1994
                                                                   -------------               ------------
Current Assets:
  Cash and cash equivalents                                        $        27.2               $       30.6
  Receivables                                                              232.3                      263.3
  Inventories (Note 3)                                                     124.7                      111.0
  Prepaid expenses                                                          40.4                       44.1
  Other current assets                                                      29.6                       29.9
                                                                   -------------               ------------
      Total current assets                                                 454.2                      478.9
                                                                   -------------               ------------

Property, Plant and Equipment, at cost                                   2,636.0                    2,501.5
  Less - accumulated depreciation
    and depletion                                                       (1,080.3)                  (1,027.3)
                                                                   -------------               ------------
                                                                         1,555.7                    1,474.2
                                                                   -------------               ------------

Other Assets                                                               221.2                      213.0
                                                                   -------------               ------------

                                                                   $     2,231.1               $    2,166.1
                                                                   =============               ============
Current Liabilities:
  Current maturities of long-term debt                             $         6.5               $       32.2
  Accounts payable                                                         239.6                      270.0
  Accrued taxes                                                             38.9                       37.8
  Accrued payroll and related expenses                                      19.0                       14.0
  Other current liabilities                                                 67.3                       72.4
                                                                   -------------               ------------
      Total current liabilities                                            371.3                      426.4
                                                                   -------------               ------------

Long-Term Debt (Note 4)                                                    794.6                      720.9
                                                                   -------------               ------------

Other Liabilities                                                           79.7                       77.8
                                                                   -------------               ------------

Deferred Income Taxes                                                      308.1                      293.8
                                                                   -------------               ------------

Minority Interest                                                           26.5                       24.6
                                                                   -------------               ------------

Contingencies (Note 6)
                                                                   -------------               ------------

Stockholders' Equity (Note 5):
  Common stock                                                              62.8                       62.8
  Capital in excess of par value                                           203.6                      202.6
  Retained earnings                                                      1,401.0                    1,356.4
                                                                   -------------               ------------
                                                                         1,667.4                    1,621.8

  Treasury stock, at cost                                                 (952.9)                    (935.6)
  Loan to ESOP                                                             (63.6)                     (63.6)
                                                                   -------------               ------------
                                                                           650.9                      622.6
                                                                   -------------               ------------

                                                                   $     2,231.1               $    2,166.1
                                                                   =============               ============

See Notes to Condensed Consolidated Financial Statements.





                                   4 of 26

                                   MAPCO INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 2)
                              Dollars in Millions
                                  (Unaudited)

                                                                                          Nine Months
                                                                                       Ended September 30,
                                                                                 ------------------------------
                                                                                   1995                  1994
                                                                                 --------              --------

Cash Flows from Operating Activities:
  Net income                                                                     $   66.7              $   41.5
  Reconciliation of net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                       82.3                  74.9
      Provision for deferred income taxes                                            14.3                  15.0
      Other items not requiring cash (Note 2)                                         8.7                  11.0
                                                                                 --------              --------
          Funds provided by operations                                              172.0                 142.4
Changes in operating assets and
        liabilities (Note 2)                                                         (9.9)                (93.1)
                                                                                 --------              --------

          Net cash provided by operating activities                                 162.1                  49.3
                                                                                 --------              --------

Cash Flows from Investing Activities:
  Capital expenditures and acquisitions, net of
    liabilities assumed                                                            (176.3)               (278.5)
  Proceeds from sales of property, plant and
    equipment                                                                         4.3                  16.8
  Other                                                                                .2                     -
                                                                                 --------              --------

          Net cash used in investing activities                                    (171.8)               (261.7)
                                                                                 --------              --------

Cash Flows from Financing Activities:
  Purchase of common stock                                                          (17.3)                 (7.2)
  Increase in borrowings                                                             72.7                 199.1
  Dividends                                                                         (22.3)                (22.5)
  Issuance of long-term debt                                                            -                    .1
  Payments on long-term debt                                                        (27.1)                  (.2)
  Exercise of stock options                                                             -                    .9
  Other                                                                                .3                   (.4)
                                                                                 --------              --------

          Net cash provided by financing activities                                   6.3                 169.8
                                                                                 --------              --------

Decrease in Cash and Cash Equivalents                                                (3.4)                (42.6)

Cash and Cash Equivalents, January 1                                                 30.6                  69.8
                                                                                 --------              --------

Cash and Cash Equivalents, September 30                                          $   27.2              $   27.2
                                                                                 ========              ========


See Notes to Condensed Consolidated Financial Statements.





                                   5 of 26

                                   MAPCO INC.
              Notes to Condensed Consolidated Financial Statements


Note 1 - Accounting Policies

In the opinion of Management, the accompanying condensed consolidated financial statements of MAPCO Inc. and its subsidiaries ("MAPCO" or the "Company") contain all adjustments necessary to present fairly the financial position as of September 30, 1995 (unaudited) and December 31, 1994, the results of operations for the three and nine months ended September 30, 1995 and 1994 (both unaudited) and the cash flows for the nine months ended September 30, 1995 and 1994 (both unaudited). Reclassifications have been made to prior year amounts to conform to current year presentations. All significant intercompany accounts and transactions have been eliminated.

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for the expected disposal of long-lived assets. MAPCO is required to adopt SFAS No. 121 no later than the first quarter of 1996. The new impairment rules are expected to result in the recognition of an impairment loss for certain Coal segment assets that will be charged against operating income. Based on current facts and circumstances, the impairment loss is not expected to exceed $25 million before income taxes.


Note 2 - Statements of Cash Flows

Other items not requiring (providing) cash reported in cash flows from operating activities consist of (in millions):

                                                                                       Nine Months
                                                                                    Ended September 30,
                                                                           ------------------------------------
                                                                             1995                        1994
                                                                           --------                    --------
Net periodic pension income                                                $   (1.3)                   $      -
Gain on sales of property, plant and equipment                                 (1.2)                        (.1)
Minority interest in earnings of subsidiary                                     1.8                         1.2
Refinery turnaround accrual                                                     4.7                         1.9
Recovery of advance royalties                                                   3.0                         2.9
Other non-cash income and expense items - net                                   1.7                         5.1
                                                                           --------                    --------
                                                                           $    8.7                    $   11.0
                                                                           ========                    ========





                                   6 of 26

Changes in operating assets and liabilities consist of (in millions):

                                                                                       Nine Months
                                                                                    Ended September 30,
                                                                           ------------------------------------
                                                                             1995                        1994
                                                                           --------                    --------
Decrease (increase) in:
  Receivables                                                              $   31.1                    $  (24.3)
  Inventories                                                                 (12.5)                        3.2
  Prepaid expenses                                                              3.8                       (28.8)
  Other current assets                                                           .3                         (.2)
  Other assets                                                                   .1                        (5.6)
Increase (decrease) in:
  Accounts payable                                                            (30.8)                      (15.0)
  Accrued taxes                                                                 1.5                        (9.8)
  Accrued payroll and related expenses                                          5.0                        (3.8)
  Litigation and environmental                                                   .4                       (16.0)
  Other current liabilities                                                    (9.8)                       10.7
  Other liabilities                                                             1.0                        (3.5)
                                                                           --------                    --------
                                                                           $   (9.9)                   $  (93.1)
                                                                           ========                    ========

Income taxes paid were $8.7 million and $36.8 million for the nine months ended September 30, 1995 and 1994, respectively.

Interest paid, net of amounts capitalized, was $33.9 million and $26.0 million for the nine months ended September 30, 1995 and 1994, respectively.


Note 3 - Inventories

Inventories consist of (in millions):                                      September 30,             December 31,
                                                                               1995                      1994
                                                                             --------                  --------
Raw materials - crude oil                                                    $   25.1                  $   21.8
                                                                             --------                  --------

Finished products:
  Refined petroleum products                                                     32.7                      26.1
Fertilizer and natural gas liquids                                               32.3                      31.5
Retail merchandise                                                               24.7                      23.7
  Coal                                                                            9.9                       7.9
                                                                             --------                  --------
                                                                                 99.6                      89.2
                                                                             --------                  --------
Inventories                                                                  $  124.7                  $  111.0
                                                                             ========                  ========

The cost to replace the Petroleum segment's crude oil, refined petroleum products and retail merchandise inventories in excess of their last-in, first-out (LIFO) carrying values was approximately $14.3 million at September 30, 1995 and $11.6 million at December 31, 1994.





                                   7 of 26

Note 4 - Long-Term Debt

Long-term debt consists of (in millions):

                                                                           September 30,               December 31,
                                                                               1995                        1994
                                                                             --------                    --------
MAPCO Inc.
----------
Commercial paper and bank money market lines                                 $  257.8                    $  185.1
8.43% ESOP Notes, payable in mortgage type
  principal reductions annually through 2003                                     63.6                        63.6
Medium Term Notes, various maturities through 2022                              308.8                       334.8
                                                                             --------                    --------
                                                                                630.2                       583.5
                                                                             --------                    --------
Subsidiaries
------------
Senior Notes:
  8.51% Notes, payable 2007                                                      15.0                        15.0
  8.95% Notes, payable 2012                                                      35.5                        35.5
  8.20% Notes, payable $2.5 annually 2007 through 2012                           15.0                        15.0
  8.59% Notes, payable 2017                                                      14.5                        14.5
  8.70% Notes, payable $2.0 annually 2018 through 2022                           10.0                        10.0
  6.67% Notes, payable $15.0 annually 2001 through 2005                          75.0                        75.0
Other                                                                             5.9                         4.6
                                                                             --------                    --------
                                                                                170.9                       169.6
                                                                             --------                    --------
                                                                                801.1                       753.1
Less - current maturities                                                        (6.5)                      (32.2)
                                                                             --------                    --------
Long-term debt                                                               $  794.6                    $  720.9
                                                                             ========                    ========

Interest rates on commercial paper and bank money market lines ranged from 5.83% to 6.25% during the first nine months of 1995 and from 3.49% to 5.11% during the first nine months of 1994. Commercial paper and bank money market lines outstanding at September 30, 1995 and December 31, 1994 were classified as long-term debt. MAPCO has the ability and intent, if necessary, under a bank credit agreement to refinance commercial paper and bank money market lines with long- term debt having maturities in excess of one year.

MAPCO has a bank credit agreement for a line of credit of $300 million. The bank credit agreement provides for reduction of the total commitment in quarterly increments of $25 million commencing June 30, 1998. Interest on borrowings under the bank credit agreement would be at rates generally less than the prime interest rate. MAPCO must pay a commitment fee to maintain the bank credit agreement. This agreement serves as a back-up for MAPCO's outstanding commercial paper and bank money market lines. As of September 30, 1995, no borrowings were outstanding under the bank credit agreement.

As of September 30, 1995, MAPCO had $308.8 million of Medium Term Notes outstanding. These notes mature at various times through 2022 and bear interest at rates ranging from 7.60% to 8.87%.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' subsidiaries to MAPCO Inc. At September 30, 1995, $171.0 million of net assets were restricted by such provisions.





                                   8 of 26

Note 5 - Employee Benefit Plans

With respect to its Employee Stock Ownership Plan ("ESOP"), MAPCO recognized compensation expense of $.7 million and $2.1 million for the three and nine months ended September 30, 1995, respectively, and $.6 million and $1.8 million for the three and nine months ended September 30, 1994, respectively. Interest expense on ESOP related debt was $1.3 million and $3.9 million for the three and nine months ended September 30, 1995, respectively, and $1.4 million and $4.2 million for the three and nine months ended September 30, 1994, respectively. Dividends on the allocated and unallocated MAPCO common stock held by the ESOP were $.6 million and $1.8 million for the three and nine months ended September 30, 1995 and 1994, respectively, and will be used for ESOP debt service.


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





                                   9 of 26

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





                                   10 of 26

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THIRD QUARTER 1995 VS. THIRD QUARTER 1994

Sales and operating revenues were as follows (in millions):

Three Months Ended, September 30,                                1995                1994              Variance
---------------------------------                               ------              ------             --------
     Natural Gas Liquids                                        $104.9              $100.3              $  4.6
     Petroleum                                                   595.1               614.2               (19.1)
     Coal                                                        114.8               106.2                 8.6
     Eliminations                                                (13.1)              (15.4)                2.3
                                                                ------              ------              ------
                                                                $801.7              $805.3              $ (3.6)
                                                                ======              ======              ======

Sales and operating revenues decreased $3.6 million from the 1994 third quarter.

The $4.6 million increase in Natural Gas Liquids' sales and operating revenues was due to higher retail propane sales, partially offset by lower transportation revenues. Retail propane sales increased $10.5 million primarily as a result of the Emro Propane Company ("Emro") acquisition in September 1994. Transportation revenues were negatively impacted in the current quarter by depressed Gulf Coast ethane prices which resulted in producers retaining ethane in the natural gas stream for sale in the Rocky Mountain area rather than extracting the liquids for shipment to and sale on the Gulf Coast.

Petroleum's sales and operating revenues decreased $19.1 million primarily due to lower trading sales, partially offset by increased North Pole Refinery sales. Petroleum trading activities, other than for refinery supply and risk management purposes, were discontinued during the current quarter. Third quarter sales at the North Pole Refinery increased one million barrels over the 1994 quarter due to increased cargo shipments of diesel fuel and naphtha to West Coast and export customers.

The Coal segment's sales and operating revenues increased $8.6 million over last year. Higher brokerage volumes, increased sales at the Martiki and Pontiki mines and price increases on long-term contracts were partially offset by lower sales at the Mettiki, Dotiki, and Retiki mines. The increase in brokerage sales was primarily attributable to supplying a major customer's contract tons from brokerage sources rather than from the Retiki mine, which was closed in January 1995. Sales increased at the Martiki and Pontiki mines as a result of higher productivity from improved conditions, the installation of new equipment and improved employee moral at Pontiki. Mettiki's sales decreased from 1994 primarily because of timing differences on contract shipments. Sales from the Dotiki mine decreased principally because of the expiration of a long-term contract with a major customer at the end of 1994. A new long-term contract for the sale of raw coal from





                                   11 of 26
the Dotiki mine went into effect on July 1, 1995, partially offsetting the negative impact of the expired contract. Sales were lower at the Retiki mine because that facility was closed in January 1995.

Outside purchases and operating expenses increased slightly in the third quarter of 1995 as compared to 1994. Details by segment are as follows (in millions):

                                     Three Months Ended September 30,
                     ----------------------------------------------------------------
                             1995                  1994                Variance
                     --------------------  --------------------  --------------------
                      Outside   Operating   Outside   Operating   Outside   Operating
                     Purchases   Expenses  Purchases   Expenses  Purchases   Expenses
                     ---------  ---------  ---------  ---------  ---------  ---------
Natural Gas Liquids   $  20.9    $  45.2    $  13.7    $  46.0    $  (7.2)   $    .8
Petroleum               511.2       46.9      527.2       41.2       16.0       (5.7)
Coal                     18.0       73.9       10.2       74.6       (7.8)        .7
                      -------    -------    -------    -------    -------    -------
                      $ 550.1    $ 166.0    $ 551.1    $ 161.8    $   1.0    $  (4.2)
                      =======    =======    =======    =======    =======    =======

Natural Gas Liquids' outside purchases increased $7.2 million primarily as a result of additional propane and appliances purchased to supply the plants acquired from Emro in September 1994.

Operating expenses in the Natural Gas Liquids' segment decreased $0.8 million because lower transportation and gas plant operating expenses more than offset the impact of higher retail propane plant expenses. Transportation expenses decreased due to lower power costs which resulted from lower natural gas prices and lower volumes of natural gas liquid shipments. Gas plant expenses were lower because of the shutdown of a plant in the West Panhandle field in December 1994. Retail propane plant expenses increased over the 1994 quarter because of the addition of Emro plants acquired in September 1994.

Petroleum's outside purchases decreased $16.0 million. Petroleum trading activities, other than for refinery supply and risk management purposes, were discontinued early in the 1995 third quarter which resulted in lower outside purchases. Retail Marketing's purchases in the 1995 third quarter decreased primarily due to an average fuel cost reduction of 4.7 cents per gallon compared to the 1994 quarter. Memphis' and North Pole's outside purchases increased due to higher crude prices. Another factor which caused Memphis' purchases to increase was the greater volumes of refined products acquired to fulfill sales contracts during the turnaround in July and August of the current year.

Petroleum's operating expenses increased $5.7 million primarily due to: (a) higher crude throughput at the North Pole Refinery,(b) expenses associated with a three day, mini-turnaround at the North Pole Refinery,(c) increased environmental contingencies and (d) increased promotional expenses at Retail Marketing.

Coal's outside purchases increased $7.8 million from the 1994 quarter primarily due to increased coal brokerage activities. Most of the increased





                                   12 of 26
brokerage activity was due to tons supplied to a major customer that were previously shipped from the Retiki mine, which was closed in January 1995. Coal's operating expenses during the quarter approximated 1994 levels.

The $1.9 million increase in depreciation, depletion and amortization expense is primarily due to additional depreciation and amortization charges resulting from the Emro acquisition.

Interest and debt expense increased $1.6 million because of higher debt levels coupled with an increase in short-term interest rates.

The effective income tax rate for the third quarter of 1995 was 32.3% compared to 33.8% in the 1994 quarter. The decrease in the effective tax rate was primarily attributable to higher statutory depletion in the current quarter as compared to 1994. The difference between the statutory Federal income tax rate of 35% and the effective income tax rate was principally due to statutory depletion, partially offset by state taxes.

Operating profit for the three months ended September 30, 1995 and 1994 is detailed below (in millions):

                                                        1995               1994              Variance
                                                       ------             ------             --------
    Natural Gas Liquids                                $ 19.0             $ 22.4              $ (3.4)
    Petroleum                                            16.0               22.1                (6.1)
    Coal                                                 11.0               10.5                 0.5
                                                       ------             ------              ------
                                                       $ 46.0             $ 55.0              $ (9.0)
                                                       ======             ======              ======

Operating profit decreased $9.0 million from the 1994 quarter.

Natural Gas Liquids' operating profit decreased $3.4 million primarily due to lower transportation profits. Transportation revenues were $4.7 million lower than the 1994 quarter primarily because of reduced shipments of demethanized mix to the Gulf Coast. Transportation expenses were $1.0 million lower than the 1994 quarter primarily due to lower power costs, which partially offset the negative impact of lower revenues.

Petroleum's operating profit decreased $6.1 million primarily due to lower margins at the Memphis Refinery. A major turnaround was conducted at the Memphis Refinery during July and August of the current year. The higher-priced refined products purchased during that period to meet sales commitments, coupled with higher crude costs, were the principal reasons for the 43% decrease in the current quarter's margins as compared to 1994. Margins at the North Pole Refinery were 14% lower than the 1994 quarter but were offset by the positive impact of increased sales volumes.

Coal's operating profit increased $0.5 million principally because higher profits at the Pontiki and Martiki mines were mostly offset by lower profits at the Dotiki mine. Operating profit increased at the Pontiki and Martiki mines primarily because combined production tons increased 23% over the 1994 quarter. The installation of new equipment at Martiki and Pontiki and improved employee moral at Pontiki were the primary contributors to the





                                   13 of 26
productivity improvements. Dotiki's operating profit decreased because of lower sales prices which were partially offset by lower costs. Sales from the Dotiki mine decreased principally because of the expiration of a long-term contract with a major customer at the end of 1994. A new long-term contract for the sale of raw coal from the Dotiki mine went into effect on July 1, 1995, partially offsetting the negative impact of the expired contract. Operating expenses at the Dotiki mine were lower than the 1994 quarter primarily because tons sold under the new raw coal contract were not processed through the preparation plant.

MAPCO's consolidated third quarter 1995 net income was $16.5 million or $0.55 per share compared to $24.7 million or $0.83 per share in 1994. Average common shares outstanding were 29.8 million in the 1995 quarter and 29.9 million in the 1994 quarter.


YEAR-TO-DATE 1995 VS. YEAR-TO-DATE 1994

Sales and operating revenues were as follows (in millions):

Nine Months Ended, September 30,                                  1995                1994             Variance
--------------------------------                                --------            --------           --------
  Natural Gas Liquids                                           $  406.9            $  345.6            $ 61.3
  Petroleum                                                      1,816.7             1,626.7             190.0
  Coal                                                             329.9               313.2              16.7
  Eliminations                                                     (47.0)              (50.0)              3.0
                                                                --------            --------            ------
                                                                $2,506.5            $2,235.5            $271.0
                                                                ========            ========            ======

Sales and operating revenues increased $271.0 million over 1994.

Natural Gas Liquids' sales and operating revenues increased $61.3 million primarily due to higher retail propane sales. Retail propane sales improved over last year because of the Emro acquisition in September 1994. Transportation revenues increased slightly over 1994. New plant connections, plant expansions, a new contract with a major customer and higher tariffs were offset to a large extent by the impact of lower ethane shipments to the Gulf Coast.

Petroleum's sales and operating revenues increased $190.0 million primarily due to a change in trading strategies implemented in the second quarter of 1994. However, petroleum trading activities, other than for refinery supply and risk management purposes, were discontinued during the 1995 third quarter.

The Coal segment's sales and operating revenues increased $16.7 million over last year. Higher brokerage volumes and increased sales at the Martiki and Pontiki mines were partially offset by lower sales at the Dotiki, Pattiki and Retiki mines. Brokerage sales increased primarily due to supplying a major customer's contract tons from brokerage sources rather than from the Retiki mine. Martiki and Pontiki sales increased because of significantly improved productivity at both of those mines. Increased shipments of lower-priced raw coal in the current year compared to reduced shipments of higher-price clean





                                   14 of 26
coal was the primary reason for lower sales at the Dotiki mine. Reduced shipments of contract tons was the principal reason for the sales decrease at the Pattiki mine. Sales were lower at the Retiki mine because that mine was closed in January 1995.

Outside purchases and operating expenses increased $214.6 million in the first nine months of 1995 as compared to 1994. Details by segment are as follows (in millions):

                                     Nine Months Ended September 30,
                     ----------------------------------------------------------------
                             1995                  1994                Variance
                     --------------------  --------------------  --------------------
                      Outside   Operating   Outside   Operating   Outside   Operating
                     Purchases   Expenses  Purchases   Expenses  Purchases   Expenses
                     ---------  ---------  ---------  ---------  ---------  ---------
Natural Gas Liquids   $  106.7   $ 137.9   $   74.1    $ 137.2    $ (32.6)   $   (.7)
Petroleum              1,583.0     131.0    1,351.4      193.8     (231.6)      62.8
Coal                      56.6     207.4       30.3      221.2      (26.3)      13.8
                      --------   -------   --------    -------    -------    -------
                      $1,746.3   $ 476.3   $1,455.8    $ 552.2    $(290.5)   $  75.9
                      ========   =======   ========    =======    =======    =======

Natural Gas Liquids' outside purchases increased $32.6 million primarily as a result of additional propane and appliance purchases to supply the plants acquired from Emro in September 1994. Operating expenses in the Natural Gas Liquids' segment increased only $0.7 million as higher retail propane plant expenses due to the Emro acquisition were mostly offset by lower transportation and gas plant operating costs. Lower pipeline maintenance and power costs and prior year charges associated with the buy-out of a gas supply contract were the principal reasons that transportation expenses compared favorably to 1994. The shut-down of a gas plant in the West Panhandle field at the end of 1994 was the reason that gas plant expenses were lower in the current year.

Petroleum's outside purchases increased $231.6 million over the same period in 1994 reflecting higher crude costs, purchases of refined products during the turnaround at the Memphis Refinery in 1995 and new trading strategies followed through the first half of 1995. Operating expenses decreased $62.8 million primarily because last year's costs included a $68.7 million charge relative to the State Royalty Oil settlement.

Coal's outside purchases exceeded last year by $26.3 million principally due to increased coal brokerage activities. Most of the increased brokerage activity was attributable to tons supplied to a major customer that were previously shipped from the Retiki mine, which was closed in January 1995. Operating expenses decreased $13.8 million principally due to the closing of the Retiki mine.

The $7.4 million increase in depreciation, depletion and amortization expense was primarily due to additional depreciation and amortization charges





                                   15 of 26
resulting from the Emro acquisition.

Interest and debt expense increased $6.2 million because of higher debt levels and higher short-term interest rates.

The effective income tax rate for the first nine months of 1995 was 34.0% compared to 33.8% in 1994. The difference between the statutory Federal income tax rate of 35% and the effective income tax rate was primarily due to statutory depletion, partially offset by state taxes.

Operating profit for the nine months ended September 30, 1995 and 1994 is detailed below (in millions):

                                                        1995               1994              Variance
                                                       ------             ------             --------
    Natural Gas Liquids                                $ 98.8             $ 81.4              $ 17.4
    Petroleum                                            35.4                8.9                26.5
    Coal                                                 30.7               29.4                 1.3
                                                       ------             ------              ------
                                                       $164.9             $119.7              $ 45.2
                                                       ======             ======              ======

Natural Gas Liquids' operating profit increased $17.4 million because of higher transportation, retail propane plant and gas plant profits. Transportation profits increased $7.0 million (11%) due to slightly higher revenues coupled with lower pipeline maintenance and power expense. Retail propane operating profit increased $6.6 million (52%) primarily as a result of the Emro acquisition. Gas plant operating profits increased $3.8 million (54%) as a result of higher NGL prices, increased condensate production and lower plant operating expenses.

Petroleum's operating profit increased $26.5 million over the first nine months of 1994. Excluding the $68.7 million impact of the State Royalty Oil settlement, Petroleum's operating profit was $42.2 million lower principally because of reduced margins at both the Memphis and North Pole Refineries. Higher crude costs, particularly in the first quarter of 1995, negatively impacted margins and operating profit at both refineries. In addition, the requirement to purchase refined product to meet sales commitments during the turnaround at the Memphis Refinery had a significant adverse effect on current year margins.

Coal's operating profit increased $1.3 million over 1994. Higher profits at the Pontiki and Martiki mines were partially offset by lower profits at the Dotiki, Pattiki and Retiki mines. Improved employee moral at Pontiki, the installation of new equipment at Pontiki and Martiki and lower stripping ratios at Martiki were the reasons for the operating profit increase at those mines. Dotiki's and Pattiki's operating profit compared unfavorably to 1994 principally due to reduced shipments of contract tons. Retiki's profits were





                                   16 of 26
lower because the mine, which was operational during 1994, was closed in January 1995.

MAPCO's consolidated net income for the first nine months of 1995 was $66.7 million or $2.23 per share compared to $41.5 million or $1.39 per share in 1994. Excluding the impact of the State Royalty Oil settlement, net income for the first nine months of 1994 was $87.0 million or $2.91 per share. Average common shares outstanding were 29.8 million in 1995 and 30.0 million in 1994.


FINANCIAL CONDITION

Cash Usage

Cash usage was as follows (in millions):

Nine Months Ended, September 30,                                                  1995                1994
--------------------------------                                                --------            --------
 Funds provided by operations                                                   $  172.0            $  142.4
 Changes in operating assets and liabilities                                        (9.9)              (93.1)
                                                                                --------            --------
 Net cash provided by operating activities                                         162.1                49.3
 Net cash used in investing activities                                            (171.8)             (261.7)
 Net cash provided by financing activities                                           6.3               169.8
                                                                                --------            --------
 Cash usage                                                                     $   (3.4)           $  (42.6)
                                                                                ========            ========

Funds provided by operations through the first nine months of 1995 as compared to 1994 increased primarily due to the negative impact of the State Royalty Oil settlement on 1994 operating profit. The negative impact of the change in operating assets and liabilities of $93.1 million in 1994 was primarily due to:
(a) a decrease in litigation reserves and taxes payable due to the payment of the State Royalty Oil settlement, (b) an increase in receivables resulting from higher Petroleum segment sales and (c) a decrease in payables resulting from less favorable terms for foreign crude purchases. These items were partially offset by the impact on payables of higher Petroleum segment purchases and higher accrued interest.

Capital expenditures through September of 1995 were $176.3 million, of which $52.9 million was for capital items necessary to maintain existing operations. Capital expenditures for the same period of 1994 were $278.5 million, of which $43.4 million was for capital items necessary to maintain existing operations. Capital expenditures in 1995 included $38.7 million for the expansion of the Rocky Mountain Pipeline System, $26.8 million for capital improvements at the Memphis Refinery, $11.6 million related to the expansion of the Martiki mine and $11.0 million for the acquisition of 27 retail gasoline/convenience stores in the Nashville, Tennessee market area.





                                   17 of 26

Capital expenditures in 1994 included $191 million for the acquisition of the assets of Emro.

Financing activities for the first nine months of 1995 included short-term borrowings of $72.7 million which were offset by the repayment of $26.0 million of fixed-rate debt, the payment of $22.3 million of dividends and the repurchase of 317,300 shares of MAPCO common stock for $17.3 million.
Financing activities for the first nine months of 1994 included borrowings of $199.1 million to fund the acquisition of the assets of Emro and payment of the State Royalty Oil settlement, the payment of $22.5 million of dividends and the repurchase of 119,466 shares of MAPCO common stock for $7.2 million.


Capitalization

Capitalization, which includes long-term debt (excluding current maturities) and stockholders' equity, increased from $1,343.5 million at December 31, 1994 to $1,445.5 million at September 30, 1995. The increase in 1995 represents the favorable impact of 1995 operating results on stockholders' equity and the increase in short-term debt, partially offset by the payment of dividends and the repurchase of MAPCO common stock. MAPCO's long-term debt as a percentage of capitalization was 55% at September 30, 1995 compared to 54% at December 31, 1994.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' subsidiaries to MAPCO Inc. At September 30, 1995, $171.0 million of net assets were restricted by such provisions.


Liquidity and Capital Resources

MAPCO's primary sources of liquidity are its cash and cash equivalents, internal cash generation, and external financing. At September 30, 1995, MAPCO had $27.2 million of cash and cash equivalents.

MAPCO's external financing sources include its bank credit agreement, its uncommitted bank credit lines and its ability to issue public or private debt, including commercial paper. MAPCO's bank credit agreement is for a committed line of credit of $300 million. The total commitment under the bank credit agreement reduces in quarterly amounts of $25 million beginning June 30, 1998. This agreement serves as a back-up for commercial paper and for borrowings against bank money market lines. As of September 30, 1995, no borrowings were outstanding under the bank credit agreement.





                                   18 of 26

In 1990, MAPCO filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $400 million of debt securities. As of September 30, 1995, MAPCO had outstanding $308.8 million of Medium Term Notes under this registration. MAPCO has the authorization to issue up to an additional $47 million of Medium Term Notes. The proceeds from any debt issued under the shelf registration statement have been and will continue to be used for general corporate purposes, including working capital, capital expenditures, reduction of other debt and acquisitions.

MAPCO's existing debt and credit agreements contain covenants which limit the amount of additional indebtedness the Company may incur. Management believes that MAPCO has sufficient capacity to fund its anticipated needs.

Capital expenditures in 1995 are expected to be approximately $277 million, of which $196 million will be for acquisitions and expansion projects. MAPCO expects to utilize cash from operations and funding sources as needed to meet anticipated 1995 and 1996 capital expenditures. Beginning in 1997, MAPCO's liquidity is expected to increase since cash from operations is anticipated to exceed currently projected capital expenditures, environmental projects, debt service and dividends. MAPCO anticipates that future excess internal cash generation will be used primarily for debt reduction and capital expenditures.


OTHER
In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for the expected disposal of long-lived assets. MAPCO is required to adopt SFAS No. 121 no later than the first quarter of 1996. The new impairment rules are expected to result in the recognition of an impairment loss for certain Coal segment assets that will be charged against operating income. Based on current facts and circumstances, the impairment loss is not expected to exceed $25 million before income taxes.





                                   19 of 26

                                    PART II
                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a).       Exhibits

                    Exhibit 11 -           Statement Regarding Computation of per Share
                                           Earnings.

                    Exhibit 12 -           Computation of Ratio of Earnings to Fixed
                                           Charges.

                    Exhibit 27 -           Financial Data Schedule.


         (b).       Reports on Form 8-K

                    The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.





                                   20 of 26

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         MAPCO Inc.



Date: November 6, 1995                   /s/ PHILIP W. BAXTER
      -----------------                  ----------------------------
                                               Philip W. Baxter
                                         Senior Vice President and
                                         Chief Financial Officer




Date: November 6, 1995                   /s/ GORDON E. SCHAECHTERLE
      -----------------                  ----------------------------
                                         Gordon E. Schaechterle
                                         Vice President, Controller
                                         and Tax





                                   21 of 26

                               INDEX TO EXHIBITS


                                                                                                      Page
                                                                                                     Number
                                                                                                     ------

Exhibit 11       Statement Regarding Computation of per
                 Share Earnings.                                                                     23-24

Exhibit 12       Computation of Ratio of Earnings to Fixed
                 Charges.                                                                              25

Exhibit 27       Financial Data Schedule.                                                              26





                                   22 of 26