Form 10-K
period 1995-12-31
MAPCO INC
filed 1996-04-01
CIK 62142

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1995
                             ---------------------
/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           FOR THE TRANSITION PERIOD
                  FROM                   TO

                         COMMISSION FILE NUMBER 1-5254
                             ---------------------
                                   MAPCO INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        73-0705739
        (State or other jurisdiction                           (I.R.S. Employer
      of incorporation or organization)                       Identification No.)
         1800 SOUTH BALTIMORE AVENUE
               TULSA, OKLAHOMA                                       74119
  (Address of Principal Executive Offices)                        (Zip Code)

       Registrant's telephone number, including area code: (918) 581-1800

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                               WHICH REGISTERED
- ---------------------------------------------    ---------------------------------------------
Common Stock, $1.00 Par value                               New York Stock Exchange
                                                            Pacific Stock Exchange
                                                            Chicago Stock Exchange
$400 million in Debt Securities
($400 million designated as Medium-Term
  Notes, $353 million of which have been
issued (and $44 million of which have matured
and have been paid) as of March 22, 1996,
with maturities from 9 months to 30 years)                           None

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes /X/  No / /

     The aggregate market value of MAPCO Inc.'s ("MAPCO") voting stock held by non-affiliates of MAPCO, based on the last sale price of MAPCO Common Stock on the New York Stock Exchange on March 22, 1996 was $1,500,938,429. On that date, 28,852,506 shares of MAPCO Common Stock were outstanding, of which 27,227,908 shares were held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14-A under the Securities Exchange Act of 1934 (to the extent set forth in Part
I, Item 1 and Part III, Items 10, 11, 12 and 13 of this Annual Report).
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                                          PAGE
                                                                                          ----
                                              PART I
Item 1.    Business...................................................................      1
           BUSINESS OF MAPCO..........................................................      1
           NATURAL GAS LIQUIDS........................................................      1
           PETROLEUM..................................................................      5
           COAL.......................................................................      8
           EXECUTIVE OFFICERS OF MAPCO INC............................................     12
           EMPLOYEES..................................................................     13
Item 2.    Properties.................................................................     13
Item 3.    Legal Proceedings..........................................................     13
Item 4.    Submission of Matters to a Vote of Security Holders........................     15
                                              PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters......     15
Item 6.    Selected Financial Data....................................................     15
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.................................................................     16
Item 8.    Financial Statements and Supplementary Data................................     28
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.................................................................     28
                                              PART III
Item 10.   Directors and Executive Officers of the Registrant.........................     28
Item 11.   Executive Compensation.....................................................     28
Item 12.   Security Ownership of Certain Beneficial Owners and Management.............     28
Item 13.   Certain Relationships and Related Transactions.............................     28
                                              PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........     29
SIGNATURES............................................................................     33

                                     PART I

ITEM 1. BUSINESS.

                               BUSINESS OF MAPCO

     MAPCO Inc. ("MAPCO" or the "Company") is a diversified energy company which, through separate subsidiaries and affiliates, is engaged in the production of natural gas liquids ("NGLs") and coal; the transportation by pipeline of NGLs, anhydrous ammonia, crude oil and refined petroleum products; the transportation by truck of NGLs and refined petroleum products; the refining of crude oil; the marketing of NGLs, refined petroleum products, coal, fertilizers and crude oil; the trading of crude oil, refined petroleum products and NGLs; NGL storage; and the marketing of motor fuel and merchandise through convenience store operations. MAPCO was incorporated in Delaware in 1958 and has its principal executive offices in Tulsa, Oklahoma. For convenience of reference and simplification of this report, references herein to MAPCO or the Company include its subsidiaries or affiliates, unless the context requires otherwise.

SEGMENT INFORMATION

     The segment reporting structure for MAPCO is as follows:

              SEGMENT                       BUSINESS ACTIVITY INCLUDED WITHIN SEGMENT
- -----------------------------------  --------------------------------------------------------
Natural Gas Liquids................  Liquid Petroleum Gas ("LPG") and Fertilizer Sales, NGL
                                     Production and Gas Processing, Pipeline Operations,
                                     Underground Storage and the Wholesale and Retail
                                     Marketing of NGLs.
Petroleum..........................  Refining, Retail and Wholesale Marketing and Crude and
                                     Refined Products Trading.
Coal...............................  Coal Production and Marketing.

     Financial information about these segments for each of the three years ended December 31, 1995 is set forth in Note 10 to the consolidated financial statements on page F-16 and Management's Discussion and Analysis of Financial Condition and Results of Operations on page 16.

                              NATURAL GAS LIQUIDS

GENERAL

     The Natural Gas Liquids segment operations include the transportation and production of NGLs as well as pipeline transportation of anhydrous ammonia, refined products and crude oil. The NGL segment operations also include fractionation, underground storage, the wholesale and retail marketing of NGLs and fertilizers and the wholesale and spot marketing of NGLs. The 1995 Natural Gas Liquids segment revenues were $876.5 million and operating profit was $139.4 million compared to $824.7 million of revenues and $131.4 million of operating profit in 1994.

LPG AND FERTILIZER SALES

     Propane is used principally as a fuel in various domestic, agricultural, commercial, industrial and vehicle motor fuel applications. Residential customers (generally in areas not served by natural gas) use propane for home heating, cooking and other domestic uses. The major portion of MAPCO's propane sales is for domestic usage. Agricultural uses include crop drying and fuel for tractors and irrigation engines. Commercial and industrial uses include fuel for shopping centers and industrial plants.

     The marketing of propane and related appliances is carried on under the trade name "Thermogas" through 182 Company-owned and operated retail plants in states in the upper Midwest and the Southeast regions of the United States. Propane is also supplied to dealers operating in the same area, as well as to wholesale outlets and industrial accounts. Based upon published industry data, Thermogas is currently the fourth largest retail propane marketer in the United States. In 1995, MAPCO sold
326.5 million gallons of retail propane compared to 253.8 million gallons in 1994.

     Approximately 95% of the propane sold by MAPCO in 1995 was purchased from outside sources. The largest propane supplier accounted for approximately 25% of such outside purchases during 1995. MAPCO's propane supply arrangements are standard for the industry with prices being subject to adjustment in accordance with changes in industry-wide market price levels.

     MAPCO, at 39 of its Thermogas retail plants, also blends, markets and applies nitrogen solutions, fertilizers, mixed fertilizers and agricultural chemicals. Fluid fertilizers are sold under the trade name "Thermogas Fluid Fertilizer." In 1995, 127,154 tons of wholesale and retail fluid fertilizer ingredients were sold in the Midwest and Southeast as compared to 137,671 tons in 1994. Most of these sales were made during the Spring.

     On January 16, 1996, Thermogas Company, a wholly-owned subsidiary of MAPCO Natural Gas Liquids Inc., signed a Purchase and Sale Agreement to sell its Iowa retail propane and liquid fertilizer outlets to CENEX, Inc. The transaction is expected to close on March 29, 1996, and will include the sale by Thermogas Company of all of its remaining liquid fertilizer assets located in Arkansas, Illinois, Indiana, Minnesota, Ohio, and Wisconsin. In 1995, the 38 Iowa plants sold 53 million gallons of propane. In addition, total retail fertilizer sales were 118,000 tons. Total sales and operating revenues for the operations involved in this transaction were $68.8 million in 1995 and $67.9 million in 1994 and operating profit was $7.2 million in 1995 and $7.1 million in 1994.

NGL PRODUCTION AND TRADING AND GAS PROCESSING

     MAPCO owns certain liquefiable hydrocarbons in natural gas under 234,000 acres in the West Panhandle gas field of Texas. MAPCO obtains its liquids through the processing of the gas at three plants it owns and operates in this field. Although only one of the plants is currently operating, these plants have a combined processing capacity of 260 million cubic feet of gas per day. In 1995, an average of 4,975 barrels per day of NGLs was produced and sold from the West Panhandle field, compared to 5,655 barrels per day in 1994. The extracted liquids are moved through MAPCO's Mid-America and Seminole pipeline systems to Midwestern and Gulf Coast markets.

     Since 1991, MAPCO's West Panhandle field gas supplier has taken more than its percentage ownership share of the field's production. The cumulative effect of this acceleration in gas taken has resulted in the Westpan operations having a 33.4 billion cubic feet and $31.7 million over-take position. This imbalance will be adjusted by offsets from future field production. MAPCO uses the sales method of accounting for its gas balancing arrangements which allows the immediate recognition of all revenues on NGLs sold. The acceleration in gas taken contributed an estimated $2.4 million, $5.7 million and $4.3 million to MAPCO's consolidated operating profit in 1995, 1994 and 1993, respectively.

     MAPCO owns a 50% interest in and operates a 107,000 barrel per day fractionator at Conway, Kansas. This fractionator receives mixed NGLs from the gathering areas in the Overthrust Belt area of Wyoming and Utah, New Mexico, west Texas, western Oklahoma and Kansas for separation into ethane-propane mix, propane, normal butane, iso-butane and natural gasoline. After separation, the products are moved principally to markets in the Midwest and on the Texas Gulf Coast through MAPCO's Mid-America and Seminole pipeline systems. MAPCO sold its 5,000 barrel per day depropanizer at Hobbs, New Mexico in October, 1995.

     MAPCO buys, sells and exchanges domestic and imported NGLs in the Midwest, Gulf Coast and Rocky Mountain regions. Although some NGLs are produced by MAPCO, the majority is purchased from outside sources and sold under both short and long-term arrangements.

     NGL sales and purchases for 1995 averaged 70,276 barrels per day, compared with 74,710 barrels per day in 1994. The supply of and demand for NGLs can materially affect the volume of product available to MAPCO and also the market for such product.

MID-AMERICA PIPELINE

     Mid-America Pipeline Company ("Mid-America"), a wholly-owned subsidiary of MAPCO Natural Gas Liquids Inc., owns and operates 7,619 miles of pipeline and related storage facilities. The main system consists of 7,600 miles of pipeline; the remaining 19 miles is the portion of the pipeline which runs from near Collierville, Tennessee to the Memphis Refinery.

     The Mid-America pipeline system transports NGLs which consist of : propane used as fuel and petrochemical feedstock; butane and natural gasoline used as refinery and petrochemical feedstock; ethane-propane mixtures and ethylene used as petrochemical feedstock; and mixed NGLs for further fractionation. The pipeline system consists of 7,600 miles of pipe varying in diameter from two to twelve inches. The main line of this pipeline system runs from the Wyoming-Utah Overthrust Belt area through the northwestern New Mexico portion of the Four Corners area to near Hobbs, New Mexico, and from Hobbs to Conway, Kansas, where it branches into east and west legs. The west leg extends to near Minneapolis, Minnesota, and the east leg leads to near Janesville, Wisconsin. Spurs from these legs extend into southeast Kansas, Iowa and Illinois.

     Mid-America also transports crude oil from St. James, Louisiana to Memphis, Tennessee. This crude oil is transported in pipeline space leased by Mid-America in the Capline Pipeline system, which extends from St. James to near Collierville, Tennessee. Crude oil is then transported through a 32-mile pipeline, operated and partially owned (19 miles only) by Mid-America to MAPCO Petroleum's Memphis Refinery. Effective January 1, 1996, the Mid-America space on the Capline System was leased by MAPCO Petroleum Pipeline Systems, Inc., a subsidiary of MAPCO Petroleum Inc.

     In 1995, Mid-America completed a 413-mile expansion of its main line pipeline system in New Mexico and the connection of El Paso Natural Gas Company's Chaco gas processing plant near Farmington, New Mexico. This expansion increased the capacity on the lower leg of the Rocky Mountain Pipeline by 50,000 barrels per day to a total of 185,000 barrels per day. In addition, in November 1995, Juarez Pipeline Company (a subsidiary of Mid-America), Amoco Rio Grande Pipeline Company and Navajo Southern Inc. announced the formation of a partnership under the name Rio Grande Pipeline Company ("Rio Grande"). Rio Grande will transport NGLs from Mid-America's Hobbs Station in Texas and other Mid-America origins to the Pemex Gas y Petroquimica Basica ("Pemex") Mendez terminal in Ciudad Juarez, Mexico. The Mexican customer purchasing the NGLs will be PMI Trading Company. The partnership will connect with the 10 thousand-mile Mid-America NGL system by purchasing an existing 8-inch line from Navajo Pipeline Company running from west of Odessa, Texas to near El Paso, Texas, then build a new 8-inch pipeline connecting it to the Pemex terminal in Ciudad Juarez. Rio Grande will also construct additional facilities at the terminal to efficiently receive incoming shipments. Rio Grande will be operated by Mid-America and first shipments on the new pipeline system are planned to begin in late 1996.

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

     See "Legal Proceedings," Item 3 beginning on page 13 for information concerning litigation proceedings connected with Seminole.

LIQUID MOVEMENTS

     The following table summarizes the Mid-America, Ammonia and Seminole Systems' total movements of liquids in millions of barrel miles (barrels of liquids times number of miles transported) and revenue per 100 barrel miles for each of the past five years:

                                                      BARREL MILES (IN MILLIONS)
                                                   AND REVENUE PER 100 BARREL MILES
                                         -----------------------------------------------------
                                          1995        1994        1993        1992       1991
                                         -------     -------     -------     ------     ------
    Natural Gas Liquids................  108,476     109,854      95,568     90,951     87,966
    Anhydrous Ammonia..................    3,505       3,851       3,587      3,976      3,743
    Crude Oil and Refined Products.....    4,787       5,215       4,971      4,811      4,264
                                         -------     -------     -------     ------     ------
              Total....................  116,768     118,920     104,126     99,738     95,973
                                         =======     =======     =======     ======     ======
    Revenue Per 100 Barrel Miles.......     18.8c       18.7c       19.2c      19.7c      20.2c
                                         =======     =======     =======     ======     ======

     The Mid-America, Ammonia and Seminole Systems operate as common carriers. The single largest shipper accounted for 22.7% of pipeline transportation revenues during 1995. Total pipeline deliveries in 1995 were 265 million barrels, compared with 276 million barrels in 1994.

LIQUIDS SUPPLY

     The United States Department of Energy estimates of total proved reserves of NGLs for Mid-America's and Seminole's source of supply areas in Texas, New Mexico, Oklahoma, Kansas, Colorado, Wyoming and Utah are as follows:

                                                                       TOTAL INDUSTRY RESERVES
                                                                       IN MILLIONS OF BARRELS
                                                                       -----------------------
    December 31, 1991..................................................       4,316
    December 31, 1992..................................................       4,351
    December 31, 1993..................................................       4,172
    December 31, 1994..................................................       4,145
    December 31, 1995..................................................   Not Available

     Mid-America's and Seminole's supply areas are also served by other pipelines.

UNDERGROUND STORAGE

     Underground storage facilities for NGLs are owned or operated by MAPCO at locations along its pipeline system in the states of Iowa, Kansas, Nebraska, Oklahoma and Texas. The capacity of these facilities on December 31, 1995 was approximately 18 million barrels. Other storage operations compete with MAPCO for storage leasing in the Conway and Hutchinson, Kansas areas. Competition is extremely competitive in the storage business.

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

REGULATIONS AND ENVIRONMENTAL MATTERS

     Federal, state and local environmental and safety laws and regulations affect the Natural Gas Liquids segment's marketing of NGLs, nitrogen solution fertilizers, mixed fertilizers and agricultural chemicals and the operation of its natural gas processing plants. It is the policy of the Natural Gas Liquids segment to comply with such laws and regulations. At this time, MAPCO cannot accurately predict the effect which such laws and regulations may have on such activities and future earnings. Pipeline operations are subject to the provisions of the Interstate Commerce Act applicable to interstate common carrier pipelines and the Hazardous Liquid Pipeline Safety Act. The Federal Energy Regulatory Commission regulates tariff rates, shipping regulations and other practices of Mid-America and Seminole. Tariff rates for liquid anhydrous ammonia transported by the Ammonia System are regulated by the Interstate Commerce Commission. Under the Interstate Commerce Act, MAPCO is required to file reasonable and nondiscriminatory tariff rates and is subject to certain other regulations relating to, among other things, permissible depreciation charges.

     The United States Department of Transportation has prescribed safety regulations for common carrier pipelines. The pipeline systems are subject to various state laws and regulations concerning safety standards, exercise of eminent domain and similar matters. Mid-America and Seminole also file tariff rates covering intrastate movements with various state commissions.

     The Natural Gas Liquids segment did not incur in 1995 and does not at this time anticipate any material capital expenditures for environmental control facilities in 1996.

                                   PETROLEUM
GENERAL

     The Petroleum segment operates two refining and marketing systems: the Alaska System and the Mid-South System. The Alaska System includes a refinery at North Pole, Alaska, the wholesale marketing of refined petroleum products, and a 22-unit chain of retail motor fuel and convenience store outlets. The Mid-South System includes a refinery at Memphis, Tennessee, the wholesale and spot marketing of refined petroleum products, a 207-store chain of retail motor fuel convenience stores and interstate fuel stops in eight Southeastern states and in Texas.

     The 1995 Petroleum segment revenues were $2,000.9 million and operating profit was $48.2 million compared to $1,828.0 million of revenues and $26.2 million of operating profit in 1994 ($94.9 million before the $68.7 million negative impact from the Alaska Royalty Oil settlement).

ALASKA SYSTEM

ALASKA REFINING AND MARKETING

     MAPCO's refinery, located near Fairbanks at North Pole, Alaska ("North Pole Refinery"), is the largest refinery in the state. The Refinery is located approximately two miles from its supply point for crude oil, the Trans-Alaska Pipeline System ("TAPS"). The North Pole Refinery's processing capability is approximately 134,000 barrels per day. At maximum crude throughput, 45,000 barrels per day of refined product can be produced. These products are gasoline, commercial and military jet fuel, heating oil, diesel fuel, fuel oil, naphtha and asphalt. MAPCO's principal market for these products in Alaska is to governmental, wholesale, commercial and industrial customers and to MAPCO's retail marketing operations. MAPCO's retail marketing operations, as described below, accounted for about 9% of the North Pole Refinery's 1995 product sales volume, and MAPCO Express' retail gasoline sales, as described below, accounted for about 71% of the Refinery's gasoline production. In 1995, average throughput at the North Pole Refinery was 128,539 barrels per day of crude oil which resulted in the average production of 39,683 barrels per day of petroleum products compared to 123,346 barrels per day of average crude throughput and average production of 37,609 barrels per day of petroleum products in 1994.

     The North Pole Refinery's crude oil is purchased from the state of Alaska or is purchased or received on exchanges from crude oil producers. The North Pole Refinery has an agreement with the state of Alaska for the purchase of royalty oil which is scheduled to expire on December 31, 2003. The agreement provides for the purchase of up to 35,000 barrels per day of the State's royalty share of crude oil produced from Prudhoe Bay, Alaska. These volumes, along with crude oil either purchased from crude oil producers or received under exchange agreements, are utilized as throughput in the production of products at the Refinery. Approximately 30% of the throughput is refined and sold as finished product and the remainder is returned to the TAPS and either delivered to repay exchange obligations or sold.

RETAIL MARKETING

     MAPCO, under the brand name "MAPCO Express," is engaged in the retail marketing of gasoline, diesel fuel, other petroleum products, convenience merchandise and deli snack foods at 22 stores in Anchorage, Fairbanks and Juneau, Alaska. Convenience merchandise and deli fast food accounted for approximately 33% of MAPCO Express' gross margin in both 1995 and 1994. All of the motor fuel sold by MAPCO Express stores is supplied either by exchanges or directly from the North Pole Refinery.

MID-SOUTH SYSTEM

MID-SOUTH REFINING AND MARKETING

     MAPCO's refinery in Memphis, Tennessee ("Memphis Refinery") enjoys a niche position as the only refinery in Tennessee and has a throughput capacity of approximately 100,000 barrels per day. In 1995, the Memphis Refinery processed an average 81,218 barrels per day compared to 86,347 barrels per day in 1994. Processed barrels declined in 1995 because the Refinery was shut down for a month to complete a scheduled four-year turnaround. Products produced by the Memphis Refinery are gasoline, low sulfur diesel fuel, jet fuel, K-1 kerosene, No. 6 fuel oil, propane and elemental sulfur. These products are exchanged or marketed primarily in the Mid-South region of the United States to wholesale customers, such as industrial, governmental and commercial consumers, jobbers, independent dealers, other refiner/marketers and MAPCO's retail marketing operations. Sales to MAPCO's retail marketing operations accounted for about 18% of the Memphis Refinery's 1995 sales volume, with no other single customer accounting for more than 8% of total sales. During 1995, the Memphis Refinery's gasoline sales to MAPCO's retail marketing operations were 32% of the Refinery's gasoline production.

     During 1995, certain capital improvements were made to the Memphis Refinery. These improvements are expected to improve margins by $8 million to $10 million per year through an increase in jet fuel production combined with an expansion and modernization of the fluid catalytic cracking unit.

     The Memphis Refinery has access to crude oil from the Gulf Coast via common carrier pipeline and by river barges. In addition to domestic crude oil, the Memphis Refinery has the capability of receiving and processing certain foreign crudes. During 1995, the majority of the crude oil processed at the Memphis Refinery was purchased from various suppliers on a posted-plus price basis. Although this method of purchase reduces the financial effect of volatile crude oil markets, the financial results of the Refinery may be significantly impacted by changes in the market prices for crude oil and refined products. MAPCO cannot with any assurance predict the future of crude oil and product prices or their impact on the financial results of the Petroleum segment.

RETAIL MARKETING

     MAPCO, primarily under the brand names "MAPCO Express" and "Shell," is engaged in the retail marketing of gasoline, diesel fuel, other petroleum products, convenience merchandise and deli fast food items at 207 stores, primarily in Tennessee.

     MAPCO's stores have been designed to be modern neighborhood-type facilities, attracting convenience-oriented customers with a variety of today's most widely-used products and services. In 1995, convenience merchandise and deli fast food accounted for approximately 50% of MAPCO Express' gross margin compared to 49% in 1994. All of the motor fuel sold by MAPCO Express stores is supplied either by exchanges or directly from the Memphis Refinery.

     During 1995, MAPCO Express acquired 27 gasoline/convenience stores in the Nashville area and made substantial progress in the Petroleum Retail Marketing asset high-grading program.

OTHER PETROLEUM OPERATIONS

CRUDE AND REFINED PRODUCTS TRADING

     MAPCO buys, sells and exchanges domestic and foreign crude oil to supply its refinery systems in Tennessee and Alaska. During 1995, in addition to refinery supply, MAPCO purchased and sold an average of 4,265 barrels per day of crude oil compared to 17,776 barrels per day in 1994. In addition, MAPCO purchased and sold an average of 33,544 barrels per day of refined petroleum products in 1995 compared to 28,645 barrels per day in 1994.

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

REGULATIONS AND ENVIRONMENTAL MATTERS

     Federal, state and local pricing and environmental laws and regulations affect MAPCO's refining and marketing operations. It is the policy of the Petroleum segment to comply with such laws and regulations. MAPCO's petroleum operations are subject to regulations relating to air emissions, water discharges and soil and groundwater contamination which may result from spillage or discharge of petroleum and hazardous materials at its refineries, terminals and retail outlets. Groundwater monitoring and remediation is ongoing at both refineries and at various MAPCO retail outlets. Air and water pollution control equipment is operating at both refineries to comply with applicable regulations.

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

     The Petroleum segment incurred approximately $15.4 million in capital expenditures for environmental control facilities in 1995 and has budgeted $11.5 million in capital expenditures for environmental control facilities in 1996. Such expenditures are not deemed by the segment to be material. See "Legal Proceedings," Item 3 beginning on page 13 for information concerning environmental proceedings connected with the Petroleum segment.

                                      COAL

GENERAL

     MAPCO's Coal segment operations produce and market bituminous coal for domestic and foreign markets from one surface and six underground mining complexes located in Kentucky, Maryland, Illinois and Virginia. MAPCO also operates a coal terminal on the Ohio River near Mt. Vernon, Indiana, used for the transloading of coal. The 1995 Coal segment revenues were $453.4 million and operating profit was $8.6 million ($38.6 million before the impact of applying Statement of Financial Accounting Standards ("SFAS") No. 121) compared to $425.5 million in revenues and $35.9 million in operating profit in 1994.

     On January 15, 1996, MAPCO signed a letter of intent with The Beacon Group Energy Investment Fund LP ("Beacon") to form a limited liability company which will own substantially all of the net assets of MAPCO's Coal segment. Beacon will own 75% of the new company and MAPCO will own the remaining 25%. The transaction is expected to close in the second quarter of 1996. See Note 3 on page F-8 of the consolidated financial statements for further information regarding this transaction.

COAL PRODUCTION

     Tonnage produced by the Coal segment in 1995 was 13,043,621 tons(1), compared with 13,033,311 tons in 1994. Tonnage sold in 1995 was 15,638,347 tons, compared with 14,549,451 tons in 1994. Tonnage transloaded at the Mt. Vernon coal terminal in 1995 was 2,660,007 tons compared with 3,427,399 tons in 1994. In 1995, approximately 81% of MAPCO's production was mined by underground mining methods and approximately 19% by surface mining methods. Of the total amount of tons sold by MAPCO's Coal segment, approximately 49% consisted of low sulfur coal (33% steam and 16% metallurgical coal), 19% medium sulfur steam coal and 32% high sulfur steam coal.

     On January 27, 1995, MAPCO Coal's Webster County Coal Corporation subsidiary ceased the production and shipping of coal at its Retiki Mine located near Henderson, Kentucky. Due to the negative impact of the Clean Air Act, the low BTU content of the coal and the lack of customers for the mine's output, the Company decided to close the mine. See "Legal Proceedings," Item 3 beginning on page 13 for information concerning litigation connected with a coal sales contract at the Retiki Mine.

COAL MARKETING

     MAPCO's steam coal is sold primarily to electric utilities and industrial and cogeneration customers located in the eastern United States and, to a lesser extent, in Europe. MAPCO's metallurgical coal is sold to steel and coke producers located in the United States, South America, the Far East, Europe and Northern Africa. Of the 15.6 million tons sold during 1995, 64.4% was to domestic utilities, 19.9% to export customers, 5.9% to domestic industrial users, 3.9% to cogeneration customers, and 5.9% to other coal-related entities.

- ---------------

(1) As referred to throughout the description of the Coal segment, "tons" are defined as short tons of 2,000 pounds, unless otherwise indicated.

     The following table sets forth the volume of coal sold by MAPCO's Coal segment and the average sales price per ton for each of the past five years:

                                                 1995      1994      1993      1992      1991
                                                ------    ------    ------    ------    ------
                                                (TONS IN THOUSANDS)
    Produced Tons Sold........................  12,846    12,949    13,209    13,520    13,791
    Purchased Tons Sold.......................   2,792     1,600     1,149     1,191     1,063
                                                ------    ------    ------    ------    ------
    Total Tons Sold...........................  15,638    14,549    14,358    14,711    14,854
                                                ======    ======    ======    ======    ======
    Average Sales Price Per Ton...............  $27.97    $28.93    $28.44    $28.88    $29.28
                                                ======    ======    ======    ======    ======

     In 1995, MAPCO Coal sold 126,675 tons of coke through brokers at an average sales price of $94.30 per ton. MAPCO Coal had no brokerage coke sales in 1994.

     During 1995, 68.8% of the total tons marketed by MAPCO's Coal segment was sold under contracts having a term of more than one year ("long-term contracts"), many of which contain price adjustment provisions designed to reflect changes in market conditions, labor and other production costs and, when the coal is sold other than FOB the mine, changes in railroad and/or barge freight rates. The relevant provisions of such long-term contracts, however, are not identical, and the selling price of the coal does not necessarily reflect every change in production costs incurred by the producing coal mine. Certain of MAPCO's long-term contracts may be reopened periodically for price renegotiation or be adjusted periodically according to a pre-determined formula or mutually agreed-to amount. The remainder of MAPCO's coal production is sold under spot market arrangements having terms of one year or less. In the case of metallurgical coal sold in the domestic market and both metallurgical and steam coal sold in the export market, such contracts are generally subject to negotiation each year or have annual price renegotiation provisions if longer than one year.

     In January 1996, Mettiki Coal Corporation, a wholly-owned subsidiary of MAPCO Coal Inc., finalized negotiations on a new coal supply contract with Virginia Electric and Power Company ("VEPCO"), a major customer of the Mettiki Mine. The 10-year agreement to provide 2.25 million annual tons begins in January 1997 and will replace the current contract with VEPCO to supply 1.0 million annual tons which expires at the end of 1996.

     During 1995, total demand for coal produced in the United States was 1,030 million tons as determined by the United States Department of Energy. This was 0.3% more than the 1994 demand level of 1,027 million tons. Consumption for 1995 was approximately 1,033 million tons while 1994 consumption was 1,011 million tons. Domestic utility coal consumption, which represented approximately eighty-seven percent (87%) of total domestic consumption, increased by approximately 6.7 million tons compared to 1994, while domestic industrial and coking coal consumption decreased 0.7 million tons. International demand for United States-produced steam and metallurgical coals increased approximately 19% with total deliveries of approximately 85 million tons. In general, demand for United States steam and metallurgical coals was impacted by stronger worldwide economies. Most international steel mills operated at near capacity levels, strengthening demand for metallurgical coals. The increase in demand for U.S.-produced coal came, however, primarily from steam coal customers in Europe. Consequently, there was an increase in the sales price of coals placed in the export market.

LABOR MATTERS

     On February 1, 1993, the collective bargaining agreement between MC Mining, Inc. ("MC Mining"), a wholly-owned subsidiary of MAPCO Inc., and the United Mine Workers of America ("UMWA") expired. Previously, in December 1992, MC Mining had given the UMWA notice of its intention to enter into decision-and-effects bargaining concerning MAPCO's decision to either sell MC Mining or contract out its operation. After approximately eighteen months of bargaining, MC Mining declared impasse and partially implemented its last-and-best offer made to the UMWA. In September 1994, the UMWA filed several unfair labor practices with the National Labor Relations Board ("NLRB") alleging that MC Mining had failed to bargain in good faith to legitimate impasse and improperly implemented portions of the last bargaining proposal to the UMWA. On November 22, 1994, the NLRB acknowledged the UMWA's request to withdraw these charges and approved the withdrawal with closure of the case. On February 6, 1995, the UMWA filed charges with the NLRB alleging that MC Mining had engaged in unfair labor practices by refusing to bargain with the UMWA since August 22, 1994. On May 4, 1995, after completing a full investigation, the NLRB dismissed the UMWA charge. Shortly thereafter, the UMWA filed an appeal before the NLRB's Office of the General Counsel. MC Mining took strong exception to the appeal and on August 11, 1995, the Office of the General Counsel determined that the NLRB's decision was appropriate. Such decision is final, binding and non-appealable by the UMWA.

RESERVES

     The following table sets forth MAPCO's Coal segment's estimated economically recoverable coal reserves for 1995 and 1994:

                                                                 1995              1994
                                                              -----------       -----------
    MAPCO's Coal Reserves...................................  287,150,000(2)    343,087,000(2)
                                                              ===========       ===========

     Estimated economically-recoverable coal reserves in 1995 for MAPCO's Coal segment by type of coal is set forth in the following table:

                                                     MEASURED       INDICATED
                    TYPE OF COAL(3)                    TONS           TONS        TOTAL TONS
    ----------------------------------------------  -----------    -----------    -----------
    High Sulfur...................................   51,839,000     40,632,000     92,471,000
    Medium Sulfur.................................   32,380,000     12,165,000     44,545,000
    Low Sulfur....................................   73,325,000     53,558,000    126,883,000
    Low Sulfur/Metallurgical......................   11,085,000     12,166,000     23,251,000
                                                    -----------    -----------    -----------
    Total Coal Reserves...........................  168,629,000    118,521,000    287,150,000
                                                    ===========    ===========    ===========

     MAPCO's reserve base is estimated using guidelines defined by the U.S. Geological Survey in its publication Circular 891 entitled "Coal Resource Classification System of the U.S. Geological Survey" ("USGS 891"). The estimates of economically-recoverable coal reserves are based upon MAPCO's analysis of local seam conditions in keeping with USGS 891 and upon the operating experience of the appropriate technical mining personnel. In general, such reserve estimates are based on yearly evaluations made by the Coal segment's professional engineers and geologists. As discussed herein, MAPCO's Coal segment periodically modifies estimates of reserves owned or controlled by MAPCO which may increase or decrease previously reported amounts. The annual reserve evaluations are based on information developed by core hole drilling programs, examination of outcrops, acquisitions, dispositions, actual production amounts, changes in

- ---------------

(2) Included in MAPCO's coal reserve figures for 1995 and 1994 are 26,309,000 and 35,072,000 tons, respectively, owned or controlled by MC Mining, an affiliate of MAPCO Coal Inc. MC Mining's decrease in coal reserves is a result of certain real property reversions and a downward adjustment to the mine recovery rate used in calculating the amount of economically recoverable reserves. The coal reserve figure for 1994 includes approximately 2,569,286 tons associated with Webster County Coal Corporation's Retiki Mine that ceased production on January 27, 1995. In the normal course of business, the Coal segment continuously reviews its coal assets and properties for the purpose of purchasing or disposing of coal assets and businesses to optimize operating profit and cash flow potentials. As part of this process, the Company recently initiated a review of its coal reserves and various recovery factors, including, but not limited to, recovery percentages and preparation plant recovery percentages. In addition, the Company has completed several coal reserve mine studies that incorporated new core drilling data and adjustments for adverse mining conditions.

(3) Definitions for low, medium and high sulfur coal are as follows: (a) low sulfur coal means coal containing less than 1.0% sulfur; (b) medium sulfur coal means coal containing between 1.0% and 2.0% sulfur; and (c) high sulfur coal means coal containing in excess of 2.0% sulfur.

mining methods, abandonments, reserve studies conducted by independent mine consulting firms and other relevant information.

     All measured or indicated reserves referred to in the table at page 10 can be mined by current mining practices and techniques. In addition, MAPCO's available coal resources include incremental tons in excess of the indicated or measured tons that may be mined in the future following potential improvements in mining equipment and techniques. For economic and other operational reasons, a portion of MAPCO's reserves described at page 10 may be mined only after the construction of additional mining facilities and additional capital investment. Nevertheless, the extent to which all of the coal in MAPCO's recoverable reserves will eventually be mined will depend on a myriad of factors, including but not limited to, future domestic and foreign economic and energy supply conditions, coal mining practices and capabilities and governmental regulations. See "Regulations and Environmental Matters" at page 12.

     The reserve classifications in the table referred to at page 10 have been determined using the following criteria:

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

COMPETITIVE CONDITIONS

     The coal industry is highly competitive. MAPCO's Coal segment competes with many other large coal producers, several of which may have greater coal reserves or more substantial financial resources, as well as the hundreds of small and medium-sized producers in North America and abroad. Additionally, in the last several years, a consolidation of the coal industry has been occurring, and is expected to continue, as evidenced by various mergers and/or reorganizations involving coal companies and coal properties.

     In many cases, the Coal segment faces competitors, particularly in the export market, which benefit from favorable exchange rates, government-supported or subsidized coal production, lower costs by virtue of such factors as less difficult mining conditions, less severe governmental regulations, and lower transportation costs, all of which may provide a competitive advantage with respect to price. Steam coal also competes with other fuels and energy sources, including oil, natural gas, hydroelectric power, solar and nuclear energy.

     In addition to the factors of price, availability and public acceptance of alternative energy sources, the impact of federal energy policies and taxation may have an impact on MAPCO's Coal segment. MAPCO is not able to predict at this time the effect, if any, on the Coal segment's operations of any changes in federal energy or tax policy and its concurrent impact or the particular pricing levels of competing fuels (i.e., oil and natural gas). Nevertheless, any sustained and marked increase in the cost of coal sold resulting from any governmental imposition, tax or other, could have a material adverse effect on such business, both domestic and abroad.

     In 1995, based upon data established by the U.S. Department of Labor's Mine Safety and Health Administration, MAPCO ranked 20th in total production among U.S. coal producers. While MAPCO's Coal segment's annual production accounts for only about 1.2% of the United States' coal production, MAPCO believes that it will remain competitive due to its above-average productivity per man day and sufficient financial resources, the latter of which enables MAPCO to employ reasonably modern and efficient production equipment.

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

     In 1990, Congress enacted the Clean Air Act Amendments of 1990 ("Clean Air Act") which imposed, among other things, additional controls on the emissions of sulfur dioxide ("SO(2)") and nitrogen oxides from coal-fired power plants. About seventy-five percent of the high sulfur coal produced from MAPCO's Illinois Basin operations is sold pursuant to long-term agreements for use in electric utility generating units which are currently fitted with flue gas desulfurization systems for the removal of SO(2) emissions. Since implementation of the provisions of the Clean Air Act, these generating units have used, and MAPCO believes they will continue to use, its Illinois Basin coals. The primary utility customers for the medium sulfur coal produced at MAPCO's Mettiki Mine in western Maryland have installed scrubbers as their compliance strategy. MAPCO's east Kentucky and Virginia operations produce both low sulfur and compliance coals. Compliance coals are generally coals that have SO(2) content less than or equal to 1.20 lbs. per million BTU.

     MAPCO's Coal segment is subject to various federal, state, and local environmental laws, including but not limited to, the Clean Water Act, the Clean Air Act and the Safe Drinking Water Act as well as mining and reclamation standards of the Surface Mining Control and Reclamation Act of 1977 and the regulations promulgated thereunder. It is the policy of the Coal segment to operate in compliance with such standards, laws and regulations. MAPCO believes that this policy will not substantially affect its ability to compete with similarly situated and complying competitors in the marketplace. Present compliance is largely a result of capital expenditures made in prior years and of current maintenance and monitoring activities conducted in the ordinary course of business. Although the coal industry is subject to these numerous environmental regulations, MAPCO's Coal segment did not incur in 1995 any material capital expenditures in order to comply with applicable federal, state and local environmental laws and regulations. No material capital expenditures are anticipated for environmental control facilities for 1996 with respect to MAPCO's Coal segment's operations.

                        EXECUTIVE OFFICERS OF MAPCO INC.

                                                        POSITIONS AND
                                                      OFFICES PRESENTLY                    YEAR FIRST
             NAME               AGE                 HELD WITH REGISTRANT                 BECAME OFFICER
- ------------------------------  ---     ---------------------------------------------    --------------
James E. Barnes...............  62      Chairman of the Board, President and Chief
                                          Executive Officer                                   1983
Philip W. Baxter..............  47      Senior Vice President and Chief Financial
                                        Officer                                               1985
David W. Bowman...............  55      Senior Vice President, General Counsel and
                                          Secretary                                           1987
Joseph W. Craft III...........  45      Senior Vice President -- Coal                         1982
W. Jeffrey Hart...............  54      Senior Vice President -- Petroleum                    1983
Jack D. Maynard...............  52      Senior Vice President -- Human Resources and
                                          Administration                                      1984
Donald A. Nyberg..............  44      Vice President -- Strategic Planning                  1996
Robert G. Sachse..............  47      Senior Vice President -- Natural Gas Liquids          1993
Gordon E. Schaechterle,         41      Vice President, Controller and Tax
  Jr. ........................                                                                1995
Donald R. Wellendorf..........  43      Vice President, Treasurer and Investor
                                        Relations                                             1994

     During 1995, two of MAPCO's executive officers elected to take early retirement and one executive officer retired on his normal retirement date.

     Each of the executive officers named above are elected annually by the directors of MAPCO and serve at the directors' discretion. Each individual named above has been an officer or employee of MAPCO for at least the past five years, except for Donald A. Nyberg, who was elected by the Board of Directors on March 26, 1996. Prior to joining MAPCO, from August of 1994 to January of 1996, Mr. Nyberg was a private investor and consultant in Houston, Texas, operating under the name Marya Resources. From January of 1991 to July of 1994, Nyberg was President of BP Pipeline Inc. (Alaska) and Vice President of BP Exploration Inc. in Anchorage, Alaska.

     There are no family relationships between or among any of the above-named persons or between or among any of the above-named persons and any directors of MAPCO.

                                   EMPLOYEES

     As of December 31, 1995, MAPCO and its subsidiaries had 6,204 employees. Of the total number of employees, 2,140 were employed in the Natural Gas Liquids segment; 2,469 in the Petroleum segment; 1,345 in the Coal segment; and 250 in the general corporate area. Less than three percent of MAPCO's work force is unionized and covered by collective bargaining agreements. Such an agreement has been entered into with the Oil Chemical and Atomic Workers Union covering 165 employees in the Petroleum segment.

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

     The Company, as well as Seminole, Mid-America Pipeline Company, MAPCO Natural Gas Liquids Inc. and other non-MAPCO entities have been named as defendants in civil actions filed in state district courts in Texas. During 1993, Seminole received reimbursements from its insurers for settlements which disposed of all of the death claims and substantially all of the serious injury claims resulting from the incident. Generally, the types of remaining claims consist of personal injury, mental anguish and property damage claims, coupled with theories of nuisance and diminished property value.

     In March 1996, a judgment was rendered in a case tried in the state district court in Houston, Texas against Seminole, Mid-America Pipeline Company and MAPCO (the "defendants"). The judgment totaled approximately $72 million in actual damages, exemplary damages and interest, with only $5.4 million pertaining to actual damages found by the jury. The defendants have requested a new trial and will also pursue an appeal, if necessary.

     The plaintiffs in cases which remain to be tried in Harris, Maverick and Washington counties in Texas, seek unspecified amounts for actual and exemplary damages.

     Management believes that it has defenses of considerable merit and will vigorously litigate all pending disputes and/or seek settlements favorable to the Company, but is not able to predict the ultimate outcome of these matters at this time. The Company has accrued a liability representing an estimate of amounts it may incur in connection with the final resolution of all the remaining claims related to the explosion. The Company has also recorded a receivable which corresponds to the remainder of its insurance coverage to be reimbursed by its insurance carrier. Resolutions unfavorable to the Company could result in material liabilities and charges which have not been reflected in the accompanying consolidated financial statements.

  Seminole Loop/Aquila-LaGrange Line Litigation

     In May 1993, Seminole completed its Seminole loop project and in January 1994, Seminole completed its Aquila-LaGrange line project. Seminole is the plaintiff in over 70 eminent domain lawsuits in which defendant landowners claim additional compensation for and/or damages to tracts of land traversed by these projects in 12 counties in the state of Texas. Many of the lawsuits claim punitive damages for alleged fraud, illegal entry and other wrongful conduct. Claims in this litigation are not covered by the Company's insurance.

     The Company believes that complete resolution of the Seminole loop/Aquila-LaGrange line litigation will not have a material adverse effect on the Company's business, results of operations or consolidated financial position.

  Retiki Mine Contract Litigation

     The Coal segment's Retiki Mine sold all of its production to Big Rivers Electric Corporation ("Big Rivers") under a cost-plus fee management contract that was scheduled to terminate in mid-January 1996. The Retiki Mine was expected to close concurrently with contract expiration. MAPCO Coal's Webster County Coal Corporation subsidiary ("Webster County") has invoiced Big Rivers for certain costs associated with the operation of the Retiki Mine which Big Rivers has declined to pay. A breach of contract and declaratory judgment action was initiated by Webster County against Big Rivers in mid-January 1994, in order to collect the invoiced amounts due from Big Rivers as well as to obtain a declaratory judgment by which Big Rivers would be determined to be liable for other operating costs associated with the Retiki Mine.

     In January of 1995, Webster County and Big Rivers entered into a limited settlement agreement partially resolving this dispute and leading to the immediate cessation of production of coal at the Retiki Mine. Under the terms of the partial settlement agreement, Webster County continued to supply Big Rivers with the total tons of coal that would have been delivered during the remaining term of the contract, but from alternative sources. A trial on the issues which remained in dispute was conducted in October and November of 1995 with a verdict expected from the presiding judge late in 1996 or the first half of 1997.

ENVIRONMENTAL.

  Memphis Refinery

     On September 2-3, 1993, the Environmental Protection Agency ("EPA"), Region IV, conducted an inspection of MAPCO Petroleum Inc.'s ("MPI") Memphis Refinery to evaluate the Refinery's compliance status under the New Source Performance Standards ("NSPS") promulgated under Section 111 of 42 U.S.C. sec.7411. Following the inspection, the EPA issued a Notice of Violation to MPI dated May 5, 1994. This notice requested that MPI respond with requested information relevant to various alleged Clean Air Act violations. After MPI furnished the requested information, a meeting between MPI and the EPA was held June 9, 1994 to discuss the alleged violations. Subsequently, additional negotiations between MPI and the EPA have occurred resulting in a tentative settlement under which MPI will pay the EPA a penalty of $95,000, together with MPI's agreement to perform a Substitute Environmental Project (replacement of pumps at the Refinery) having a capital value of approximately $250,000. The terms and conditions of the Consent Decree under which the five (5) outstanding NSPS violations will be settled is expected to be executed by MPI and the EPA by August 1, 1996.

  North Pole Refinery.

     During the week of May 10-14, 1993, the EPA, Region X, conducted a multimedia inspection at MAPCO Alaska Petroleum Inc.'s ("MAPI") North Pole Refinery located near Fairbanks, Alaska. Following the inspection, the EPA issued two Information Requests pursuant to Section 114 of the Clean Air Act,

42 U.S.C. sec.7414. Each request, to which MAPI timely responded, related to NSPS under Subparts J, Kb, UU, XX, GGG, and QQQ of 40 CFR Part 60.

     On June 9, 1995, the U.S. Department of Justice, Environmental and Natural Resources Division, served written notice upon MAPI of civil claims under the NSPS of the Clear Air Act. All civil claims relate to the same general areas of the NSPS described in the preceding paragraph. Although the Department of Justice indicated a willingness to bring suit against MAPI in federal court for recovery of civil penalties and injunctive relief, the Department of Justice offered to defer litigation if MAPI would enter into settlement negotiations with the Department of Justice.

     Settlement discussions with the Department of Justice and the EPA, Region X, commenced in July of 1995 and have continued up to the present date. During such discussions, considerable focus has been given to the merit of MAPI's legal and equitable defenses raised as to the various alleged violations. It is MAPI's belief that its defenses are exceedingly strong and will result in substantial reduction of the Department of Justice's initial penalty calculations. Although the eventual agreed to settlement sum and resulting penalty will not be material to MAPI, or its parent, MPI, it is anticipated that the penalty subsequently assessed against MAPI will be in excess of $100,000.

     It is expected that the Department of Justice and MAPI will reach a mutually agreeable settlement of the pending dispute. It is MAPI's intent to continue settlement discussions with the Department of Justice in expectation of resolving this dispute during 1996.

GENERAL

     The Company and its subsidiaries are involved in various other lawsuits, claims and regulatory proceedings incidental to their businesses. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information regarding the market for MAPCO's common equity and related stockholder matters is set forth herein at pages 26-27.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table contains selected financial data for the years indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                  1995      1994      1993      1992      1991
                                                 -------   -------   -------   -------   -------
                                                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Sales and Operating Revenues...................  $3,310.0   $3,059.3   $2,715.3   $2,786.8   $2,782.8
Net Income.....................................  $   74.7   $   79.1   $  127.0   $  100.7   $  125.9
Earnings per Common Share......................  $   2.51   $   2.64   $   4.24   $   3.37   $   4.20
Cash Dividends Declared per Common Share.......  $   1.00   $   1.00   $   1.00   $   1.00   $   1.00
Working Capital................................  $  268.3   $   52.5   $   73.3   $   65.3   $   66.8
Total Assets...................................  $2,293.3   $2,166.1   $1,961.1   $1,911.7   $1,702.3
Long-Term Debt (excluding current
  maturities)..................................  $  801.0   $  720.9   $  585.5   $  669.4   $  638.8
Stockholders' Equity...........................  $  642.3   $  622.6   $  574.3   $  477.5   $  412.7

     In January 1996, MAPCO announced that it had signed a letter of intent with Beacon to form a limited liability company which will own substantially all of the net assets of MAPCO Coal Inc. and MC Mining Inc. The transaction is expected to close in the second quarter of 1996. Beacon will own 75 percent of the new company and MAPCO will own 25 percent. Seventy-five percent of the net assets of MAPCO Coal Inc. and MC Mining Inc. that are a part of the transaction have been classified as current assets in 1995, which had the impact of increasing working capital by $190.5 million. Also during January 1996, Thermogas Company, a wholly-owned subsidiary of MAPCO Natural Gas Liquids Inc., announced that it had signed an agreement to sell its Iowa propane and liquid fertilizer assets to CENEX Inc. The transaction also involves the sale to CENEX Inc. of the remaining Thermogas liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin. The net assets of Thermogas Company which are a part of this transaction were classified as current assets which had the impact of increasing working capital by $10.1 million.

     Net income in 1995 was reduced $18.8 million for charges associated with applying SFAS No. 121 and $6.5 million for severance and early retirements associated with reorganizations in the Natural Gas Liquids segment and Corporate.

     On September 1, 1994, MAPCO completed the acquisition of certain assets of Emro Propane Company. The purchase price included a $186 million cash payment and the transfer to Emro Marketing Company of the retail convenience store assets of MAPCO Florida Inc.

     During 1994, MAPCO settled its long-standing dispute with the state of Alaska relative to its royalty oil purchase agreements. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 16 through 27 and Note 12 -- Commitments and Contingencies to MAPCO Inc.'s consolidated financial statements on page F-19 for further information regarding the impact of this settlement on MAPCO's financial condition and results of operations.

     During 1995, 1994, 1993, 1992 and 1991, MAPCO purchased a total of 581,600,
148,466, 101,949, 288,100 and 463,871 shares, respectively of its common stock on the open market at a cost of $31.1 million, $8.7 million, $6.2 million, $16.5 million and $20.2 million, respectively. At January 31, 1991, MAPCO had the authority from its Board of Directors to repurchase 2.5 million shares primarily for employee stock option and other benefit plans. As of December 31, 1995, 1,583,986 shares had been purchased at a cost of $82.7 million under this authority.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of MAPCO Inc. and its subsidiaries' ("MAPCO" or the "Company") financial condition and results of operations should be read in conjunction with the financial statements and segment information presented on pages F-2 through F-22 of this report.

FINANCIAL CONDITION

CASH GENERATION

     Cash generation (usage) was as follows (in millions):

                                                                  YEAR ENDED DECEMBER 31,
                                                                 -------------------------
                                                                 1995      1994      1993
                                                                 -----     -----     -----
    Funds provided by operations...............................  $ 249     $ 214     $ 246
    Changes in operating assets and liabilities................    (19)      (79)        7
                                                                 -----     -----     -----
    Net cash provided by operating activities..................    230       135       253
    Net cash used in investing activities......................   (244)     (293)     (123)
    Net cash provided by (used in) financing activities........     17       119      (116)
                                                                 -----     -----     -----
    Cash generation (usage)....................................  $   3     $ (39)    $  14
                                                                 =====     =====     =====

     The increase in funds provided by operations in 1995 was primarily due to lower operating profit in the Petroleum segment in 1994 resulting from the State Royalty Oil settlement. (See comments under Results of Operations on page 19 for additional information regarding segment operating results.)

     The negative impact of the changes in operating assets and liabilities of $79 million in 1994 primarily resulted from the decrease in litigation reserves and taxes payable as a result of the State Royalty Oil settlement.

     Capital expenditures and acquisitions in 1995 were $251 million, of which $69 million was for capital items necessary to maintain existing operations. Capital expenditures and acquisitions in 1994 were $304 million, of which $65 million was for capital items necessary to maintain existing operations. Capital expenditures in 1995 included $82 million for the expansion of the Rocky Mountain Pipeline System, $30 million for capital improvements at the Memphis Refinery, $12 million related to the expansion of the Martiki mine, $11 million for the acquisition of 27 retail gasoline/convenience stores in the Nashville, Tennessee, market area and $16 million for environmental projects. Capital expenditures in 1994 included $186 million for the acquisition of the assets of Emro Propane Company ("Emro") and $6 million for environmental projects.

     Financing activities in 1995 included a net increase in short-term borrowings of $105 million used primarily for capital expenditures, the payment of $26 million of Medium Term Notes, the payment of $30 million of dividends and the repurchase of 581,600 shares of MAPCO common stock for $31 million pursuant to MAPCO's authorized stock repurchase program. Financing activities in 1994 included a net increase in short-term borrowings of $165 million used primarily for the acquisition of the assets of Emro and payment of the State Royalty Oil settlement. Other financing activities in 1994 included payment of an $8 million scheduled maturity of a Medium Term Note, payment of $30 million of dividends and the repurchase of 148,466 shares of MAPCO common stock for $9 million pursuant to the Company's stock repurchase program.

CAPITALIZATION

     Capitalization, which includes long-term debt (excluding current maturities) and stockholders' equity, increased from $1,344 million at December 31, 1994, to $1,443 million at December 31, 1995. The increase represents the favorable impact of 1995 operating results on stockholders' equity and the net increase in short-term debt, partially offset by the repurchase of MAPCO common stock and the payment of dividends. MAPCO's long-term debt as a percentage of capitalization increased from 54% at December 31, 1994, to 56% at December 31, 1995.

     Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' subsidiaries to MAPCO. At December 31, 1995, $190 million of net assets were restricted by such provisions.

LIQUIDITY AND CAPITAL RESOURCES

     MAPCO's primary sources of liquidity are its cash and cash equivalents, internal cash generation and external financing. At December 31, 1995, MAPCO's cash and cash equivalents were $33 million compared to $31 million at December 31, 1994.

     MAPCO's external financing sources include its bank credit agreements and its ability to issue public or private debt, including commercial paper. MAPCO's bank credit agreements represent a total committed line of credit of $350 million. The commitment under the first bank credit agreement is for $300 million and reduces in quarterly amounts of $25 million commencing June 30, 1998. In December 1995, MAPCO obtained an additional $50 million commitment under a bank credit agreement which matures in December 1996. Both agreements serve as a back-up for outstanding commercial paper and for borrowings against bank money market lines. As of December 31, 1995, no borrowings were outstanding under the bank credit agreements.

     In 1990, MAPCO filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $400 million of debt securities. As of December 31, 1995, MAPCO had outstanding $309 million of Medium Term Notes issued pursuant to this registration. MAPCO has the authorization to issue up to an additional $47 million of Medium Term Notes. The proceeds from any debt issued under the shelf registration statement have been and will continue to be used for general corporate purposes, including working capital, capital expenditures, reduction of other debt and acquisitions.

     In January 1996, MAPCO announced that it had signed a letter of intent with The Beacon Group Energy Investment Fund LP ("Beacon") to form a limited liability company which will own substantially all of the net assets of the Coal segment (see Notes 3 and 16 to the consolidated financial statements for further discussion of this issue). The transaction will provide MAPCO with approximately $280 million of proceeds with the potential to receive up to an additional $35 million from the development of certain coal reserves. Also in January 1996, the Company signed an agreement to sell its Thermogas Iowa propane and liquid fertilizer assets to CENEX Inc. The transaction also involves the sale to CENEX Inc. of the remaining Thermogas liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin (see Notes 3 and 16 to the consolidated financial statements for further discussion of this issue). In connection with this transaction, the Company expects to receive approximately $36 million in cash plus working capital. MAPCO anticipates the majority of the proceeds from these transactions will be used for capital expenditures, share repurchases and/or debt reduction.

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

     Capital expenditures in 1996, exclusive of the above-mentioned transactions, are currently expected to be about $130 million, of which $76 million will be for expansion projects and $12 million for environmental projects. MAPCO expects to utilize cash from operations, short-term funding sources and proceeds from the sale of assets, as needed, to meet anticipated 1996 capital expenditures. MAPCO's long-term liquidity is expected to increase since cash from operations is anticipated to exceed currently projected capital expenditures, environmental projects, debt service and dividends. MAPCO anticipates that future excess internal cash generation will be used primarily for debt reduction and to fund new capital projects.

INFLATION

     During the past five years, MAPCO has benefitted from the relatively low rates of inflation experienced in the United States. MAPCO's operating costs are influenced to a greater extent by specific price changes in oil and gas and related industries than by changes in general inflation. Crude, refined product and natural gas liquids ("NGL") prices are particularly sensitive to OPEC production levels and/or the attitudes of traders concerning the supply and demand balance in the near future. These costs could increase with a possible adverse effect on MAPCO's profitability. Although every effort will be made to do so, it is possible that MAPCO, like many other companies, may not be able to adjust its sales prices to maintain parity with inflation-driven operating costs.

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

OTHER

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which encourages, but does not require, employers to adopt a fair value method of accounting for stock-based employee compensation, and which requires certain disclosures about costs associated with stock-based employee compensation plans. MAPCO will not adopt the fair value method of accounting for stock-based employee compensation but will continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. MAPCO will adopt the disclosure requirements of SFAS No. 123 in 1996, which will have no effect on the Company's financial position, liquidity or results of operations.

     MAPCO maintains property and liability insurance at limits believed to be sufficient to cover estimated potential risks. Losses up to deductible amounts of the various coverages would not have a material effect on MAPCO's financial position, liquidity or results of operations.

RESULTS OF OPERATIONS

INCOME STATEMENT

  1995 Results Compared to 1994

     Net income was $75 million in 1995 compared to $79 million in 1994. Excluding unusual items, net income was $100 million in 1995 and $125 million in 1994. Net income in 1995 was reduced by $19 million for the impact of applying SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and $6 million for reorganization charges. Net income in 1994 was reduced by $46 million for the impact of the State Royalty Oil settlement. Earnings per common share, before the impact of the above-noted charges, were $3.36 in 1995 and $4.16 in 1994. Reported earnings per common share were $2.51 in 1995 and $2.64 in 1994. Average common shares outstanding were 29.7 million in 1995 and 30.0 million in 1994.

     Sales and operating revenues by segment were as follows (in millions):

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1995       1994
                                                                         ------     ------
    Natural Gas Liquids................................................  $  877     $  825
    Petroleum..........................................................   2,001      1,828
    Coal...............................................................     453        425
    Eliminations.......................................................     (21)       (19)
                                                                         ------     ------
                                                                         $3,310     $3,059
                                                                         ======     ======

     Sales and operating revenues increased $251 million in 1995, principally due to increased sales in the Petroleum segment. Higher average refined petroleum product sales prices in the Mid-South region, increased demand for diesel fuel and naphtha on the West Coast and in the Asian markets and increased petroleum trading activities were the principal reasons for the increase in Petroleum segment sales. Petroleum trading activities, other than for refinery supply and risk management purposes, were discontinued during the 1995 third quarter. Natural Gas Liquids' sales and operating revenues increased $52 million primarily because of increased propane and appliance sales and higher Westpan revenues. These increases were partially offset by lower NGL trading and transportation revenues. Propane and appliance sales increased significantly over 1994 because of additional sales volumes from operating the retail plants acquired from Emro. Westpan revenues increased over 1994 primarily because of higher prices and condensate volumes which more than offset the impact of lower NGL volumes. NGL trading revenues decreased in 1995 primarily because of unusually heavy trading activity in December 1994. Transportation revenues decreased in 1995 principally because deliveries of demethanized mix to the Gulf Coast markets were significantly curtailed. Low ethane prices throughout 1995 prompted producers in the Rocky Mountain region to leave ethane in the gas stream and sell the product as natural gas. Increased volumes from new plant connections and plant expansions partially offset the impact of lower demethanized mix shipments to the Gulf Coast. The $28 million increase in Coal sales and operating revenues was primarily attributable to higher production and sales volumes at the Martiki and Pontiki mines and increased brokerage sales volumes. These increases were partially offset by lower sales volumes from the Retiki mine which was closed in January 1995. Production increased at the Martiki mine because of lower overburden stripping ratios which resulted from moving mining operations to a new reserve area during 1995 and from the installation of new equipment. Pontiki's productivity increase reflects the installation of new mining equipment and improved employee morale. Brokerage volumes increased primarily because of a new brokerage arrangement with a large customer and from supplying Big Rivers Electric Corporation ("Big Rivers") with brokerage tons in lieu of amounts previously supplied from the Retiki mine.

     Outside purchases and operating expenses by segment are provided below (in millions):

                                                               YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------
                                                            1995                      1994
                                                   ----------------------    ----------------------
                                                    OUTSIDE     OPERATING     OUTSIDE     OPERATING
                                                   PURCHASES    EXPENSES     PURCHASES    EXPENSES
                                                   ---------    ---------    ---------    ---------
    Natural Gas Liquids..........................   $   465       $ 185       $   436       $ 188
    Petroleum....................................     1,722         174         1,515         234
    Coal.........................................        81         286            44         301
                                                     ------        ----        ------        ----
                                                    $ 2,268       $ 645       $ 1,995       $ 723
                                                     ======        ====        ======        ====

     Outside purchases in 1995 increased $273 million from 1994. The $29 million increase in outside purchases by Natural Gas Liquids reflects increased purchases of propane and appliances attributable to the Emro operations, which were partially offset by lower trading activity. Petroleum's outside purchases increased $207 million primarily because of higher crude prices, increased volumes and increased petroleum trading activities. Petroleum trading activities, other than for refinery supply and risk management purposes, were discontinued during the 1995 third quarter. Coal's outside purchases were $37 million higher than 1994 reflecting increased brokerage volumes.

     Operating expenses in 1995 were $78 million lower than 1994. Excluding the $69 million Alaska State Royalty Oil settlement charge in 1994, operating expenses were $9 million lower than 1994. Natural Gas Liquids' operating expenses decreased $3 million, despite higher operating expenses from the Emro operations, principally because of: (a) decreased pipeline power costs resulting from lower natural gas prices, (b) the favorable impact on 1995 costs from the buy-out of a gas supply contract in 1994, (c) decreased Westpan expenses in 1995 after the expiration of a volume subsidy agreement at the end of 1994 and (d) gains recognized from the sale of a depropanizer unit and certain retail propane plants in 1995. Operating expenses in Petroleum decreased $60 million; however, excluding a $69 million charge in 1994 attributable to the Alaska State Royalty Oil settlement and an $8 million favorable crude pricing settlement in 1995, operating expenses increased $17 million. This increase is due primarily to: (a) a $3 million charge for surplus and obsolete assets at the Memphis Refinery written-off after completion of a scheduled four-year turnaround in 1995, (b) high maintenance costs at the Memphis Refinery during the four months prior to the start of the turnaround, (c) higher utility costs at the North Pole Refinery and (d) increased Retail Marketing labor and advertising costs. Coal's operating expenses decreased $15 million due to decreased expenses from closing the Retiki mine and lower costs associated with the productivity improvements at the Martiki and Pontiki mines.

     Selling, general and administrative expense was $5 million higher in 1995 primarily because of: (a) increases in outside services associated with various reengineering efforts, (b) higher payroll and payroll-related expenses and (c) relocation charges during 1995 in the Petroleum segment.

     Depreciation, depletion and amortization was $111 million in 1995 and $103 million in 1994. The increase in these expenses was primarily attributable to depreciation and amortization charges associated with the Emro assets acquired in 1994, and increased units-of-production depreciation charges associated with the higher production volumes and capital additions at the Martiki and Pontiki mines.

     Interest and debt expense was $58 million in 1995 compared to $53 million in 1994. Higher debt levels, resulting from the Emro acquisition, the payment of the State Royalty Oil settlement and capital projects in 1995, and higher interest rates were the principal reasons for the increase.

     Unusual items in 1995 consist of a $30 million charge associated with applying SFAS No. 121 and $10 million of charges associated with reorganizations in the Natural Gas Liquids' segment and in Corporate.

     MAPCO's effective tax rate for 1995 was 32.6% compared to 30.8% in 1994. The difference between the statutory Federal income tax rate of 35% and the effective tax rate for 1995 and 1994 was primarily due to statutory depletion, partially offset by state income taxes.

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

     Sales and operating revenues were as follows (in millions):

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1994       1993
                                                                         ------     ------
    Natural Gas Liquids................................................  $  825     $  715
    Petroleum..........................................................   1,828      1,604
    Coal...............................................................     425        414
    Eliminations.......................................................     (19)       (18)
                                                                         ------     ------
                                                                         $3,059     $2,715
                                                                         ======     ======

     The $344 million increase in sales and operating revenues was due principally to a change in strategies associated with trading activities in the Petroleum segment. Natural Gas Liquids' sales and operating revenues increased $110 million due to additional propane sales volumes resulting from the September 1, 1994, Emro acquisition and higher transportation revenues. These increases were partially offset by decreased trading activities. The increase in transportation revenues resulted from: (a) increased deliveries of demethanized mix as higher Gulf Coast ethane prices prompted increased ethane recovery by producers, (b) additional throughput volumes from new plant connections and (c) a new long-term contract with a major customer. Petroleum segment sales and operating revenues increased $224 million over 1993. Trading strategies employed in 1994 involved the purchase and sale of actual product in contrast to 1993 when trading was conducted primarily on the New York Mercantile Exchange where physical ownership of wet barrels is not required. The $11 million increase in Coal sales and operating revenues was primarily attributable to higher production and sales volumes at the Mettiki mine and higher brokerage sales volumes. Coal revenues also benefitted from index-driven contract price increases and two new long-term sales contracts.

     Outside purchases and operating expenses by segment are provided below (in millions):

                                                              YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------
                                                         1994                        1993
                                                -----------------------     -----------------------
                                                 OUTSIDE      OPERATING      OUTSIDE      OPERATING
                                                PURCHASES     EXPENSES      PURCHASES     EXPENSES
                                                ---------     ---------     ---------     ---------
    Natural Gas Liquids.......................   $   436        $ 188        $   478        $ 162
    Petroleum.................................     1,515          234          1,170          160
    Coal......................................        44          301             33          293
                                                  ------         ----         ------         ----
                                                 $ 1,995        $ 723        $ 1,681        $ 615
                                                  ======         ====         ======         ====

     Outside purchases in 1994 increased $314 million from 1993. Natural Gas Liquids' outside purchases decreased $42 million despite additional purchases added by the Emro operations. The decrease in non-Emro purchases was attributable to lower propane prices, decreased trading purchases and reduced volumes from operating fewer retail stores. Petroleum's outside purchases increased $345 million reflecting significantly higher petroleum trading activities. The $11 million increase in Coal's outside purchases reflects higher brokerage volumes.

     Operating expenses in 1994 were $108 million higher than 1993. Natural Gas Liquids' operating expenses increased $26 million principally due to: (a) the incremental operating costs associated with the Emro operations, (b) refurbishing a portion of pipeline in connection with a new long-term contract,
(c) costs associated with the buy-out of a gas supply contract and (d) higher product storage costs. Operating expenses in Petroleum increased $74 million, of which $69 million is attributable to the State Royalty Oil settlement. Excluding the State Royalty Oil settlement and $12 million of unusual items ($8 million received relative to a North Pole Refinery contract settlement and $4 million received from a North Pole Refinery environmental claim) which reduced 1993 operating expenses, 1994 expenses were $7 million less than in 1993 primarily due to lower fuel costs at the North Pole Refinery. Coal's operating expenses increased $8 million primarily as a result of higher operating levels and increased overburden removal costs at the Martiki mine, higher production levels at the Mettiki mine and reduced productivity at the Pontiki, Dotiki and Pattiki mines.

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

     Interest and debt expense was $53 million in 1994 compared to $47 million in 1993. Higher debt levels resulting from the Emro acquisition and State Royalty Oil settlement, and higher interest rates were the principal reasons for the increase.

     MAPCO's effective tax rate for 1994 was 30.8% compared to 36.7% in 1993. The difference between the statutory Federal income tax rate of 35% and the effective tax rate for 1994 and 1993 was primarily due to statutory depletion, partially offset by state income taxes and, for 1993, the deferred tax impact of the increase in the corporate income tax rate included in the Omnibus Budget Reconciliation Act of 1993.

OPERATING PROFIT

  1995 Results Compared to 1994

     Operating profit by segment was as follows (in millions):

                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                                            -------------
                                                                            1995     1994
                                                                            ----     ----
    Natural Gas Liquids...................................................  $139     $131
    Petroleum.............................................................    48       27
    Coal..................................................................     9       36
                                                                            ----     ----
                                                                            $196     $194
                                                                            ====     ====

  Natural Gas Liquids Segment Results

     The $8 million increase in 1995 operating profit was attributable to higher Thermogas and Westpan profits, partially offset by lower transportation profits. Thermogas' operating profit increased $8 million over 1994; however, excluding a $3 million reorganization charge in 1995, Thermogas' profits increased $11 million over 1994. Incremental profits from the Emro operations, acquired in September 1994, accounted for most of the $11 million increase. Westpan's profits increased $5 million over 1994 as higher prices and a 42% increase in condensate volumes more than offset a 23% NGL volume decrease. NGL and condensate prices increased $2 and $1 per barrel, respectively, and subsidy costs were lower. Transportation's operating profit decreased $5 million from 1994 due to a decrease in revenues coupled with higher operating expenses. Excluding reorganization charges of $6 million in 1995, Transportation's operating profit was comparable to 1994. Transportation revenues were $3 million lower in 1995 principally because of lower demethanized mix shipments to the Gulf Coast caused by decreased ethane recoveries. Transportation expenses increased

$2 million due to higher depreciation and employee benefit costs and a $6 million reorganization charge; however, these costs were largely offset by decreased power and other expenses.

  Petroleum Segment Results

     Petroleum segment operating profit increased $21 million over 1994; however, excluding a $69 million charge in 1994 related to the State Royalty Oil settlement and an $8 million favorable crude pricing settlement in 1995, operating profit decreased $56 million. The decrease in operating profit was primarily attributable to lower margins and higher expenses at both the Memphis and North Pole Refineries and lower Retail Marketing profits. Margins decreased $0.73 per barrel at the Memphis Refinery primarily because higher crude costs more than offset the increases in refined product sales prices. The lower Memphis margins accounted for $20 million of the $56 million operating profit decrease. Expenses at the Memphis Refinery increased $7 million because of: (a) a $3 million charge to write-off surplus and obsolete equipment following the turnaround in 1995, (b) a $1 million charge to relocate Tulsa-based employees to Memphis and (c) higher-than-normal maintenance expense during the four months prior to the start of the turnaround. Margins at the North Pole Refinery decreased $1.29 per barrel because average crude costs increased during 1995 while product sales prices averaged close to 1994 amounts. Excluding the charge in 1994 related to the State Royalty Oil settlement and the positive impact of the crude pricing settlement in 1995, expenses at the North Pole Refinery increased $7 million primarily due to higher utility costs. Retail Marketing's operating profit decreased $5 million primarily due to higher labor and advertising costs.

  Coal Segment Results

     Coal segment operating profit decreased $27 million; however, excluding the $30 million charge associated with applying SFAS No. 121, Coal's operating profit increased $3 million over 1994. The improvement reflects increased sales volumes and reduced costs at the Martiki and Pontiki mines. Production increased at the Martiki mine because of lower overburden stripping ratios which resulted from moving mining operations to a new reserve area during 1995 and from the installation of new equipment. Pontiki's productivity increase reflects the installation of new mining equipment and improved employee morale. The productivity improvements at Martiki and Pontiki were the principal reasons for the decrease in costs at both mines.

  1994 Results Compared to 1993

     Operating profit by segment was as follows (in millions):

                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                                            -------------
                                                                            1994     1993
                                                                            ----     ----
    Natural Gas Liquids...................................................  $131     $120
    Petroleum.............................................................    27      108
    Coal..................................................................    36       47
                                                                            ----     ----
                                                                            $194     $275
                                                                            ====     ====

  Natural Gas Liquids Segment Results

     The $11 million increase in 1994 operating profit is primarily attributable to $7 million contributed by the Emro operations which were acquired in 1994 and an increase in transportation operating profit. Transportation operating profit improved because revenue increases exceeded higher operating costs. (Increases in Transportation's revenues and operating expenses are described in the Income Statement section on page 19). Excluding the incremental operating profit from Emro, retail propane operating profit decreased $4 million as a result of warmer weather and operating fewer stores.

  Petroleum Segment Results

     Petroleum segment operating profit decreased $81 million. A $69 million charge related to the State Royalty Oil settlement accounted for most of the change. The remaining $12 million decrease was primarily attributable to lower refinery margins at the North Pole Refinery. Increased competition and a weaker Alaska market were the principal reasons for the lower North Pole refined product margins.

  Coal Segment Results

     Coal segment operating profit decreased $11 million primarily due to higher production costs at the Dotiki, Pattiki, Pontiki and Martiki mines. These higher costs were partially offset by the positive impact on operating profit of higher production and sales volumes at the Mettiki mine, higher average sales prices in 1994 which resulted from index-driven contract price increases and two new sales contracts. Numerous equipment failures contributed to higher production costs at Pontiki. Martiki's higher costs were attributable to increased overburden removal costs associated with higher stripping ratios during 1994. Dotiki's and Pattiki's higher production costs were primarily due to increased depreciation and reduced productivity.

ENVIRONMENTAL ISSUES

     Estimated liabilities for environmental costs, primarily in the Petroleum segment, were determined independently of any potential claims for recovery. Estimated liabilities for environmental matters were $33 million and $31 million at December 31, 1995, and 1994, respectively. Receivables recorded in connection with laws permitting reimbursement by the states of certain expenses associated with underground storage tank containment problems and repairs were $20 million and $19 million at December 31, 1995, and 1994, respectively.

OTHER ISSUES

  Natural Gas Liquids Segment

     In response to new plant connections and increased shipper demands, MAPCO Natural Gas Liquids constructed an $82 million loop of its Four Corners Pipeline. The 413-mile, 12-inch pipeline extends from the Four Corners area in northwest New Mexico to Hobbs, New Mexico, and was completed in December 1995. The new pipeline has a capacity of 50 thousand barrels per day.

     In November 1995, Juarez Pipeline Company (a subsidiary of Mid-America Pipeline Company), Amoco Rio Grande Pipeline Company and Navajo Southern Inc. announced the formation of a joint venture under the name, Rio Grande Pipeline Company ("Rio Grande"). Rio Grande will transport NGLs from Mid-America Pipeline's Hobbs Station in Texas and other Mid-America Pipeline origins to the Pemex Gas y Petroquimica Basica ("Pemex") Mendez terminal in Ciudad Juarez, Mexico. The Mexican customer purchasing the NGLs will be PMI Trading Company. The joint venture will connect with the 10 thousand-mile Mid-America Pipeline NGL system by purchasing an existing 8-inch line from Navajo Pipeline Company running from west of Odessa, Texas, to near El Paso, Texas, then construct a new 8-inch pipeline connecting it to the Pemex terminal in Ciudad Juarez. The joint venture will also construct additional facilities at the terminal to efficiently receive incoming shipments. Rio Grande will be operated by Mid-America Pipeline Company and first shipments on the new pipeline system are planned for late 1996.

     In January 1996, Thermogas Company, a wholly-owned subsidiary of MAPCO Natural Gas Liquids Inc., announced that it had signed an agreement to sell its Iowa propane and liquid fertilizer assets to CENEX Inc. The transaction, which is expected to be completed by March 29, 1996, also involves the sale to CENEX Inc. of the remaining Thermogas liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin. Sales and operating revenues for the assets involved in this transaction were $69 million, $68 million and $70 million in 1995, 1994 and 1993, respectively, and operating profit was estimated to be $7 million for each of the years 1995, 1994 and 1993. This transaction is discussed further in Note 16 to the consolidated financial statements.

     Since 1991, MAPCO's West Panhandle field gas supplier has taken more than its percentage ownership share of the field's production. The cumulative effect of this acceleration in gas taken has resulted in the Westpan operations having a 33 billion cubic feet and $32 million over-take position. This imbalance will be offset by limiting gas taken from future field production. MAPCO anticipates that its gas supplier's allocation of natural gas will be severely curtailed after 1996 which will negatively impact MAPCO's NGL production from the West Panhandle field. MAPCO uses the sales method of accounting for its gas balancing arrangements which allows recognition of all revenues on NGLs sold. The acceleration in gas taken contributed an estimated $2 million, $6 million, and $4 million to MAPCO's consolidated operating profit in 1995, 1994 and 1993, respectively.

     On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility near Brenham, Texas and owned by an affiliate of the Company, Seminole Pipeline Company. The matter was investigated by the National Transportation Safety Board and the Texas Railroad Commission. A discussion of this matter and its effect on MAPCO is contained in Note 12 to the consolidated financial statements.

  Petroleum Segment

     During 1995, certain capital improvements were made to the Memphis Refinery. These improvements are expected to increase margins and operating profit by $8 million to $10 million per year through an increase in jet production combined with other enhancements.

     Since 1978, MAPCO Alaska Petroleum Inc. (and/or its predecessor) has had long-term agreements with the state of Alaska (the "State") to purchase royalty oil from the State at prices linked to amounts payable by North Slope oil producers in satisfaction of their royalty obligations to the State. In 1977, the State commenced suit against the producers (in an action entitled State of Alaska v. Amerada Hess, et al.) alleging that the producers incorrectly calculated their royalty payments. After a successful settlement with the producers, the State then claimed monies due from MAPCO Alaska Petroleum. MAPCO Alaska Petroleum settled this dispute with the State in 1994. A discussion of the settlement is contained in Note 12 to the consolidated financial statements.

  Coal Segment

     In January 1996, MAPCO announced that it had signed a letter of intent with Beacon to form a limited liability company which will own substantially all of the net assets of MAPCO's Coal segment. Beacon will own 75 percent of the new company and MAPCO will own 25 percent. The transaction is expected to close in the second quarter of 1996. See Notes 3 and 16 to the consolidated financial statements for further discussion of this matter.

     In January 1996, Mettiki Coal Corporation, a wholly-owned subsidiary of MAPCO Coal Inc., finalized negotiations on a new coal supply contract with Virginia Electric and Power Company ("VEPCO"), a major customer of the Mettiki mine. The 10-year agreement to provide 2.25 million annual tons begins in January 1997 and will replace the current contract with VEPCO to supply 1.0 million annual tons which expires at the end of 1996.

     The Coal segment has significant long-term contracts at sales prices above current spot market prices. In addition to the VEPCO contract discussed above, a long-term contract for 0.5 million annual tons expired in 1995 and contracts for
2.0 and 0.2 million annual tons will expire in 1996 and 1997, respectively. In 1997, 2.25 million annual tons will be subject to market price adjustments.

     MAPCO Coal's wholly-owned subsidiary, Webster County Coal Corporation ("Webster County"), owned and operated the Retiki Coal Mine. The Retiki mine has always operated under a cost-plus management fee contract with Big Rivers whereby the production from the Retiki mine was sold exclusively to Big Rivers. Webster County's contract with Big Rivers was scheduled to expire in January 1996. In January 1995, Webster County entered into a Partial Settlement Agreement ("Agreement") with Big Rivers that closed the Retiki mine. Under the terms of the agreement, MAPCO Coal delivered from alternative sources the tons that would have been delivered from Retiki during the remaining term of the cost-plus management fee contract. Webster County and Big Rivers have litigated the payment responsibility for certain costs associated with the operation of the Retiki mine, which Big Rivers has disputed. The trial was conducted in October and November of 1995, with a verdict expected from the presiding judge late in 1996 or the first half of 1997. Management believes that Webster County will prevail in this litigation and that all, or substantially all, of the net receivable associated with the disputed costs will be collected. Operations at the Retiki mine contributed less than 2% of MAPCO's consolidated operating profit during 1994 and 1993.

     The Clean Air Act is expected to alter the pattern of United States coal consumption resulting in a general decrease in demand for high sulfur coals and an increase in demand for low sulfur coals. Legislation of this type is not expected to materially impact the Coal segment's future operating profits primarily because most of MAPCO Coal's higher sulfur coals are sold to customers with scrubbers or to customers that have indicated an intention to install scrubbers. Additionally, MAPCO Coal's Management believes the anticipated strength of the low sulfur and compliance coal markets should offset any financial impact to MAPCO related to the Clean Air Act.

GENERAL MANAGEMENT DISCUSSION

     The consolidated financial statements were prepared by Management who is responsible for their integrity and objectivity. These financial statements, which include amounts based on management's best estimates and judgments, were prepared in accordance with generally accepted accounting principles. The consolidated financial statements were independently audited by Deloitte & Touche LLP, whose report appears on page F-1.

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

     The MAPCO Board of Directors, through its Audit Committee, comprised entirely of Directors not employed by the Company, monitors management's financial reporting responsibilities. The Audit Committee meets periodically with representatives of management, internal audit and Deloitte & Touche LLP to discuss specific accounting, reporting, internal control, and regulatory compliance matters. Deloitte & Touche LLP and the Company's internal auditors have unlimited access to members of the Audit Committee.

     Approximately 17% of MAPCO stockholders participate in the voluntary Dividend Investment Plan whereby cash dividends are used to purchase additional MAPCO common stock. This service is free and is administered by the Harris Trust Company of New York. Stockholders with questions about dividend reinvestment accounts should contact the Harris Bank, Dividend Reinvestment, P.O. Box A-3309, Chicago, Illinois 60690-9939 or call Harris Bank at (312) 461-2731.

     During 1995 and 1994, MAPCO declared quarterly dividends of $0.25 per common share. Dividends were payable in March, June, September and December. The annual dividend in 1995 and 1994 was $1.00 per common share.

     MAPCO common stock is traded on the New York, Chicago, and Pacific Stock Exchanges under the symbol MDA. MAPCO had 5,070 stockholders of record on December 31, 1995.

     The high and low closing prices of MAPCO common stock on the New York Stock Exchange during the quarterly periods of 1995 and 1994 were as follows:

                                                            1995                  1994
                                                      -----------------     -----------------
                        QUARTER                        HIGH       LOW        HIGH       LOW
    ------------------------------------------------  ------     ------     ------     ------
    First...........................................  $55.75     $51.75     $63.75     $58.63
    Second..........................................   58.88      54.38      64.50      59.00
    Third...........................................   59.13      51.50      61.13      55.38
    Fourth..........................................   54.63      49.25      55.75      49.75

     The closing price of MAPCO's common stock on the New York Stock Exchange on March 27, 1996 was $55.13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of MAPCO Inc., together with the report thereon of Deloitte & Touche LLP dated January 26, 1996 (March 7, 1996 as to Note 12) and the supplementary financial data specified by Item 302 of Regulation S-K are set forth on pages F-1 through F-22 hereof. See Item 14 for Index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding directors of MAPCO is incorporated by reference herein from MAPCO's Proxy Statement to be filed for its 1996 Annual Meeting of Stockholders. See "Executive Officers of MAPCO Inc." in PART I, Item 1, SUPRA, regarding executive officers of MAPCO.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference herein from MAPCO's Proxy Statement to be filed for its 1996 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference herein from MAPCO's Proxy Statement to be filed for its 1996 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference herein from MAPCO's Proxy Statement to be filed for its 1996 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements.

                                                                                     PAGE
                                                                                  -----------
Independent Auditors' Report....................................................          F-1
Consolidated Statements of Income for the years ended December 31, 1995, 1994
  and 1993......................................................................          F-2
Consolidated Balance Sheets as of December 31, 1995 and 1994....................          F-3
Consolidated Statements of Cash Flows for the years ended December 31, 1995,
  1994 and 1993.................................................................          F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended
  December 31, 1995, 1994 and 1993..............................................          F-5
                                                                                  F-6 through
Notes to Consolidated Financial Statements......................................         F-22
(a) 2. Financial Statement Schedules.
                                                                                  S-1 through
Schedule I -- Condensed financial information of registrant.....................          S-4
Schedule II -- Valuation and qualifying accounts for the years ended December
  31, 1995, 1994 and 1993.......................................................          S-5

     Other schedules of MAPCO Inc. and its subsidiaries are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or Notes thereto.

(a) 3. Exhibits

   ITEM
- ----------
   3.(i)   -- Restated Certificate of Incorporation, as amended and restated
              effective May 14, 1987 [Exhibit 3.(i) to Report on Form 10-K for
              the fiscal year ended December 31, 1994*]
   3.(ii)  -- MAPCO Inc. By-Laws, as amended April 16, 1989 [Exhibit 3.(ii) to
              Report on Form 10-K for the fiscal year ended December 31, 1994*]
   4.(a)   -- Specimen of Common Stock Certificate [Exhibit 4.(a) to Report on
              Form 10-K for the fiscal year ended December 31, 1994*]
   4.(b)   -- Note Agreement between Mid-America Pipeline Company and The
              Prudential Insurance Company of America dated as of April 30, 1992
              [a copy of this Agreement will be furnished to the Commission on request as provided in sec.229.601(b)(4)(iii)(A) of Regulation S-K]
   4.(c)   -- Note Agreement between Mid-America Pipeline Company and The
              Prudential Insurance Company of America dated as of May 20, 1992 [a copy of this Agreement will be furnished to the Commission on request as provided in sec.229.601(b)(4)(iii)(A) of Regulation S-K]
   4.(d)   -- Note Agreement between Mid-America Pipeline Company and The
              Prudential Insurance Company of America dated as of July 13, 1992
              [a copy of this Agreement will be furnished to the Commission on request as provided in sec.229.601(b)(4)(iii)(A) of Regulation S-K]

   ITEM
- ----------
   4.(e)   -- Note Agreement between Mid-America Pipeline Company and The
              Prudential Insurance Company of America dated as of July 20, 1992
              [a copy of this Agreement will be furnished to the Commission on request as provided in sec.229.601(b)(4)(iii)(A) of Regulation S-K]
   4.(f)   -- Note Agreement between Mid-America Pipeline Company and The
              Prudential Insurance Company of America dated as of November 20,
              1992 [a copy of this Agreement will be furnished to the Commission on request as provided in sec.229.601(b)(4)(iii)(A) of Regulation
              S-K]
   4.(g)   -- Competitive Advance and Revolving Credit Facility Agreement dated as of April 29, 1994, among MAPCO Inc., Chemical Bank, as Agent and the Lenders named therein [Exhibit 4.(g) to Quarterly Report on
              Form 10-Q for the period ended March 31, 1994*]
   4.(h)   -- Amendment No. 1 dated as of March 28, 1995, to the Competitive
              Advance and Revolving Credit Facility dated as of April 29, 1994, among MAPCO Inc., the Lenders named therein and Chemical Bank, as
              Agent for the Lenders [Exhibit 10 to Quarterly Report on Form 10-Q
              for the period ended March 31, 1995*]
   4.(i)   -- Amendment No. 2 dated as of November 1, 1995, to the Competitive
              Advance and Revolving Credit Facility dated as of April 29, 1994, among MAPCO Inc., the Lenders named therein and Chemical Bank, as
              Agent for the Lenders [Filed herewith*]
   4.(j)   -- Revolving Credit Facility dated as of December 22, 1995 among MAPCO
              Inc., the Lenders named therein and Chemical Bank as Agent for the
              Lenders [a copy of this Agreement will be furnished to the
              Commission on request as provided in sec.229.601(b)(4)(iii)(A) of
              Regulation S-K]
   4.(k)   -- Rights Agreement dated as of June 12, 1986 between MAPCO Inc. and
              Harris Trust Company of New York, as amended [Exhibit 4.(h) to
              Report on Form 10-K for the fiscal year ended December 31, 1994*]
   4.(l)   -- Note Agreement dated as of June 16, 1989 between MAPCO Inc. and IDS
              Life Insurance Company of New York, American Enterprise Life
              Insurance Company, et al. [Exhibit 4.(i) to Report on Form 10-K for
              the fiscal year ended December 31, 1994*]
   4.(m)   -- Note Agreement dated as of December 1, 1993 between Seminole
              Pipeline Company and Principal Mutual Life Insurance Company, et
              al. [a copy of this Agreement will be furnished to the Commission on request as provided in sec.229.601(b)(4)(iii)(A) of Regulation
              S-K]
   4.(n)   -- Indenture dated as of March 31, 1990 between MAPCO Inc. and Bankers
              Trust, Trustee [Exhibit 4.0 to Current Report on Form 8-K dated
              February 19, 1991*]

Management Contracts and Compensatory Plans or Arrangements

  10.(a)   -- Form of Agreement between MAPCO Inc. and Directors relating to indemnification [Exhibit 10.(c) to Report on Form 10-K for the
              fiscal year ended December 31, 1992*]
  10.(b)   -- Form of Agreement between MAPCO Inc. and certain officers and key employees relating to indemnification [Exhibit 10.(b) to Report on
              Form 10-K for the fiscal year ended December 31, 1994*]
  10.(c)   -- MAPCO Inc. 1986 Retirement Plan for Directors, as amended and restated effective January 23, 1996 [Filed herewith*]

   ITEM
- ----------
  10.(d)   -- Form of Agreement between MAPCO Inc. and certain officers relating to employment dated December 20, 1989, effective January 1, 1990
              [Exhibit 10.(d) to Report on Form 10-K for the fiscal year ended
              December 31, 1994*]
  10.(e)   -- Form of Amendment Letter to Agreement Dated December 20, 1989
              between MAPCO Inc. and certain officers relating to employment dated March 14, 1990 [Exhibit 10.(e) to Report on Form 10-K for the
              fiscal year ended December 31, 1994*]
  10.(f)   -- Amendments to Letter Agreement relating to employment dated
              December 18, 1991 between MAPCO Inc. and James E. Barnes [Exhibit
              10.(h).1 to Report on Form 10-K for fiscal year ended December 31,
              1991*]
  10.(g)   -- Supplemental Retirement Agreement, as amended and restated, as of
              December 12, 1991 between MAPCO Inc. and James E. Barnes [Exhibit
              10.(i) to Report on Form 10-K for the fiscal year ended December
              31, 1991*]
  10.(h)   -- MAPCO Inc. 1986 Stock Option Plan, effective January 1, 1986
              [Exhibit 10.(k) to Report on Form 10-K for the fiscal year ended
              December 31, 1992*]
  10.(i)   -- MAPCO Inc. Supplemental Executive Retirement Plan effective January
              1, 1986 [Exhibit 10(n) to Report on Form 10-K for the fiscal year ended December 31, 1993*]
  10.(j)   -- MAPCO Inc. 1989 Stock Incentive Plan, as amended and restated
              effective June 1, 1992 [Exhibit 10.(l) to Report on Form 10-K for
              the fiscal year ended December 31, 1994*]
  10.(k)   -- MAPCO Inc. 1989 Outside Director Stock Option Plan, as amended
              January 23, 1996 [Filed herewith*]
  10.(l)   -- MAPCO Inc. Long-Term Investment Savings Plan, effective January 1,
              1994 [Exhibit 10(q) to Report on Form 10-K for the fiscal year ended December 31, 1993*]
  10.(m)   -- MAPCO Inc. Long-Term Investment Savings Trust, effective January
              10, 1994 [Exhibit 10(r) to Report on Form 10-K for the fiscal year ended December 31, 1993*]
  10.(n)   -- MAPCO Inc. Incentive Compensation Plan effective January 1, 1995
              [Exhibit 10 to Quarterly Report on Form 10-Q for the period ended
              June 30, 1995*]
  10.(o)   -- Severance and Consulting Agreement dated as of September 1, 1995, between MAPCO Inc. and Robert M. Howe [Filed herewith*]
  10.(p)   -- Settlement Agreement dated as of August 31, 1995 between MAPCO Inc.
              and Frank S. Dickerson, III [Filed herewith*]
  10.(q)   -- MAPCO Inc. Outside Director Phantom Stock Plan [Filed herewith*]

Other Material Contracts

  10.(r)   -- Settlement Agreement between the state of Alaska and MAPCO Alaska
              Petroleum Inc. executed on August 31, 1994 and effective August 1,
              1994 [Exhibit 10 to Quarterly Report on Form 10-Q for the period ended September 30, 1994*]

   ITEM
- ----------
  10.(s)   -- Purchase and Sale Agreement dated August 3, 1994 between Emro
              Propane Company and Emro Marketing Company and MAPCO Natural Gas
              Liquids Inc., MAPCO Petroleum Inc. and MAPCO Florida Inc. [Exhibit
              10 to Form 8-K filed on September 12, 1994*]
  10.(t)   -- Coal Supply Agreement dated January 15, 1996 between Mettiki Coal
              Corporation and Virginia Electric and Power Company [Filed
              herewith*]
  11.      -- Statement re: computation of per share earnings
  12.      -- Computation of Ratio of Earnings to Fixed Charges
  21.      -- List of Subsidiaries
  23.      -- Independent Auditors' Consent
  24.      -- Power of Attorney, included as part of the signature page of this report
  27.      -- Financial Data Schedule

- ---------------

* Incorporated herein by reference

     All other schedules and exhibits are omitted because they are not required or are not applicable.

(b) Reports on Form 8-K

     No current reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MAPCO Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MAPCO INC.

Dated: March 26, 1996                       By:     /s/  JAMES E. BARNES
                                               ---------------------------------
                                                       James E. Barnes
                                               Chairman of the Board, President
                                                  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     We, the undersigned officers and directors of MAPCO Inc. hereby severally constitute James E. Barnes and Philip W. Baxter, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this report, and generally to do all such things in our names and behalf in our capacities as officers and directors to enable MAPCO Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to any and all amendments to this report.

                  SIGNATURE                                 TITLE                     DATE
- ---------------------------------------------   ------------------------------  ----------------
                 /s/  JAMES E. BARNES           Chairman of the Board,           March 26, 1996
       ------------------------------------       President and Chief
              (James E. Barnes)                   Executive Officer


                /s/  PHILIP W. BAXTER           Senior Vice President and        March 26, 1996
       ------------------------------------       Chief Financial Officer
             (Philip W. Baxter)

       /s/ GORDON E. SCHAECHTERLE, JR.          Vice President, Controller and   March 26, 1996
       ------------------------------------       Tax (Principal Accounting
        (Gordon E. Schaechterle, Jr.)             Officer)


            /s/  HARRY A. FISCHER, JR.          Director                         March 26, 1996
       ------------------------------------
              (Harry A. Fischer, Jr.)

             /s/  WAYNE K. GOETTSCHE            Director                         March 26, 1996
       ------------------------------------
               (Wayne K. Goettsche)

              /s/  DONALD PAUL HODEL            Director                         March 26, 1996
       ------------------------------------
                (Donald Paul Hodel)

              /s/  MALCOLM T. HOPKINS           Director                         March 26, 1996
       ------------------------------------
               (Malcolm T. Hopkins)

          /s/  PHILIP C. LAUINGER, JR.          Director                         March 26, 1996
       ------------------------------------
             (Philip C. Lauinger, Jr.)

               /s/  DONALD L. MELLISH           Director                         March 26, 1996
       ------------------------------------
                (Donald L. Mellish)

                /s/  ROBERT L. PARKER           Director                         March 26, 1996
       ------------------------------------
                (Robert L. Parker)

               /s/  HERMAN J. SCHMIDT           Director                         March 26, 1996
       ------------------------------------
                (Herman J. Schmidt)

               /s/  SAMUEL F. SEGNAR            Director                         March 26, 1996
       ------------------------------------
                (Samuel F. Segnar)

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MAPCO Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 12 to the consolidated financial statements, the Company is a defendant in litigation relating to an LPG explosion in April 1992, that occurred near an underground salt dome storage facility located near Brenham, Texas.

     As discussed in Note 1 to the consolidated financial statements, in 1995 the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.

     We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1993, 1992 and 1991, and the related consolidated statements of income, cash flows, and changes in stockholders' equity for the years ended December 31, 1992 and 1991 (none of which are presented herein); and our opinions on the 1993 and 1992 consolidated financial statements included an explanatory paragraph applicable to the Company's litigation relating to retroactive increases in prices paid to the state of Alaska under its royalty oil purchase agreements which was resolved in 1994 and we expressed an unqualified opinion on the 1991 consolidated financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended December 31, 1995, appearing in Item 6 herein, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

Deloitte & Touche LLP
Tulsa, Oklahoma
January 26, 1996
(March 7, 1996 as to Note 12)

                                   MAPCO INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                 -----------------------------
                                                                  1995       1994       1993
                                                                 -------    -------    -------
Sales and Operating Revenues(1)................................  $3,310.0   $3,059.3   $2,715.3
                                                                 --------   --------   --------
Expenses:
  Outside purchases and operating expenses(1)..................  2,912.8    2,718.2    2,296.4
  Selling, general and administrative..........................     72.9       68.1       72.8
  Depreciation, depletion and amortization.....................    111.4      102.9       97.3
  Interest and debt expense....................................     58.3       53.2       46.5
  Unusual items (Note 2).......................................     40.3         --         --
  Other (income) expense -- net................................       .1         .3        (.6)
                                                                 --------   --------   --------
                                                                 3,195.8    2,942.7    2,512.4
                                                                 --------   --------   --------
Income before Minority Interest and Provision for Income
  Taxes........................................................    114.2      116.6      202.9
Provision for Income Taxes (Note 7)............................     37.2       35.9       74.5
                                                                 --------   --------   --------
Income before Minority Interest................................     77.0       80.7      128.4
Minority Interest in Earnings of Subsidiary....................     (2.3)      (1.6)      (1.4)
                                                                 --------   --------   --------
Net Income.....................................................  $  74.7    $  79.1    $ 127.0
                                                                 ========   ========   ========
Earnings per Common Share (Notes 8 and 9)......................  $  2.51    $  2.64    $  4.24
                                                                 ========   ========   ========

- ---------------

(1) Includes consumer excise taxes of $158.1 million, $157.2 million and $148.7 million in 1995, 1994 and 1993, respectively.

                See notes to consolidated financial statements.

                                   MAPCO INC.

                          CONSOLIDATED BALANCE SHEETS
                        (DOLLARS AND SHARES IN MILLIONS)

                                                                              DECEMBER 31,
                                                                          ---------------------
                                                                            1995         1994
                                                                          --------     --------
ASSETS
Current Assets:
  Cash and cash equivalents.............................................  $   33.3     $   30.6
  Receivables, less allowance for doubtful accounts
     (1995 -- $1.5; 1994 -- $2.3).......................................     237.8        263.3
  Inventories (Note 5)..................................................     117.1        111.0
  Prepaid expenses......................................................      22.3         44.1
  Other current assets..................................................      27.0         29.9
  Net assets held for sale (Notes 2 and 3)..............................     248.3           --
                                                                          --------     --------
          Total current assets..........................................     685.8        478.9
                                                                          --------     --------
Property, Plant and Equipment, at cost:
  Natural Gas Liquids...................................................   1,401.7      1,326.0
  Petroleum.............................................................     621.4        569.5
  Coal..................................................................     147.0        570.8
  Corporate.............................................................      39.0         35.2
                                                                          --------     --------
                                                                           2,209.1      2,501.5
  Less -- accumulated depreciation, depletion, amortization and
     impairment (Note 2)................................................    (835.4)    (1,027.3)
                                                                          --------     --------
                                                                           1,373.7      1,474.2
                                                                          --------     --------
Other Assets............................................................     233.8        213.0
                                                                          --------     --------
                                                                          $2,293.3     $2,166.1
                                                                          ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt..................................  $   26.9     $   32.2
  Accounts payable......................................................     270.7        270.0
  Accrued taxes.........................................................      49.0         37.8
  Accrued payroll and related expenses..................................      16.3         14.0
  Other current liabilities.............................................      54.6         72.4
                                                                          --------     --------
          Total current liabilities.....................................     417.5        426.4
                                                                          --------     --------
Long-Term Debt, excluding current maturities (Note 6)...................     801.0        720.9
                                                                          --------     --------
Other Liabilities.......................................................     116.2         77.8
                                                                          --------     --------
Deferred Income Taxes (Note 7)..........................................     289.3        293.8
                                                                          --------     --------
Minority Interest.......................................................      27.0         24.6
                                                                          --------     --------
Commitments and Contingencies (Note 12)
                                                                          --------     --------
Stockholders' Equity (Notes 8, 9 and 11):
  Capital stock:
     Preferred Stock, without par value, 1 shares authorized; no shares issued
     Series A Junior Participating Preferred Stock, without par value,
      .2 shares authorized; no shares issued
     Common Stock, $1 par value, 75 shares authorized; 62.9 shares
      issued -- 1995; 62.8 shares issued -- 1994........................      62.9         62.8
  Capital in excess of par value........................................     203.0        202.6
  Retained earnings.....................................................   1,401.8      1,356.4
                                                                          --------     ---------
                                                                           1,667.7      1,621.8
  Treasury Stock, at cost, 33.5 shares -- 1995; 32.9 shares -- 1994.....    (966.7)      (935.6)
  Loan to ESOP..........................................................     (58.7)       (63.6)
                                                                          --------     ---------
                                                                             642.3        622.6
                                                                          --------     ---------
                                                                          $2,293.3     $2,166.1
                                                                          ========     ========

                See notes to consolidated financial statements.

                                   MAPCO INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
Cash Flows from Operating Activities:
  Net income..................................................  $  74.7     $  79.1     $ 127.0
  Reconciliation of net income to net cash provided by
   operating activities:
     Depreciation, depletion and amortization.................    111.4       102.9        97.3
     Provision for deferred income taxes......................      1.5        12.7        12.5
     Other items not requiring cash (Note 4)..................     61.3        19.0         9.7
                                                                -------     -------     -------
          Funds provided by operations........................    248.9       213.7       246.5
     Changes in operating assets and liabilities (Note 4).....    (18.6)      (78.5)        6.7
                                                                -------     -------     -------
          Net cash provided by operating activities...........    230.3       135.2       253.2
                                                                -------     -------     -------
Cash Flows from Investing Activities:
  Capital expenditures and acquisitions, net of liabilities
     assumed (Note 4).........................................   (250.5)     (303.9)     (144.3)
  Proceeds from sales of property, plant and equipment........      7.5        10.8        18.5
  Other.......................................................     (1.6)         --         2.7
                                                                -------     -------     -------
          Net cash used in investing activities...............   (244.6)     (293.1)     (123.1)
                                                                -------     -------     -------
Cash Flows from Financing Activities:
  Purchase of common stock....................................    (31.1)       (8.7)       (6.2)
  Increase (decrease) in borrowings...........................    104.6       165.1      (139.5)
  Dividends...................................................    (29.7)      (30.0)      (30.0)
  Issuance of long-term debt..................................       --          .1        75.4
  Payments on long-term debt..................................    (27.3)       (8.4)      (17.3)
  Exercise of stock options...................................       .1          .9         1.0
  Other.......................................................       .4         (.3)         .6
                                                                -------     -------     -------
          Net cash provided by (used in) financing
            activities........................................     17.0       118.7      (116.0)
                                                                -------     -------     -------
Increase (Decrease) in Cash and Cash Equivalents..............      2.7       (39.2)       14.1
Cash and Cash Equivalents, January 1..........................     30.6        69.8        55.7
                                                                -------     -------     -------
Cash and Cash Equivalents, December 31........................  $  33.3     $  30.6     $  69.8
                                                                =======     =======     =======

                See notes to consolidated financial statements.

                                   MAPCO INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                   COMMON STOCK       CAPITAL
                                   $1 PAR VALUE         IN                     TREASURY STOCK
                                 ----------------    EXCESS OF    RETAINED    -----------------    LOAN TO
                                 SHARES    AMOUNT    PAR VALUE    EARNINGS    SHARES    AMOUNT      ESOP
                                 ------    ------    ---------    --------    ------    -------    -------
Balance, December 31, 1992.....   62.6     $62.6      $ 199.0     $1,209.1    (32.7)    $(920.7)   $ (72.5)
  Net income...................                                      127.0
  Dividends ($1.00 per
     share)....................                                      (30.0)
  Purchase of common stock.....                                                 (.1)       (6.2)
  ESOP loan repayments.........                                                                        4.3
  Exercise of stock options....     .1        .1          1.3
  Other........................                           (.3)          .6
                                  ----      ----       ------     --------    -----     -------     ------
Balance, December 31, 1993.....   62.7      62.7        200.0      1,306.7    (32.8)     (926.9)     (68.2)
  Net income...................                                       79.1
  Dividends ($1.00 per
     share)....................                                      (30.0)
  Purchase of common stock.....                                                 (.1)       (8.7)
  ESOP loan repayments.........                                                                        4.6
  Exercise of stock options....     .1        .1          2.7
  Other........................                           (.1)          .6
                                  ----      ----       ------     --------    -----     -------     ------
Balance, December 31, 1994.....   62.8      62.8        202.6      1,356.4    (32.9)     (935.6)     (63.6)
  Net income...................                                       74.7
  Dividends ($1.00 per
     share)....................                                      (29.7)
  Purchase of common stock.....                                                 (.6)      (31.1)
  ESOP loan repayments.........                                                                        4.9
  Exercise of stock options....     .1        .1           .1
  Other........................                            .3           .4
                                  ----      ----       ------     --------    -----     -------     ------
Balance, December 31, 1995.....   62.9     $62.9      $ 203.0     $1,401.8    (33.5)    $(966.7)   $ (58.7)
                                  ====      ====       ======     ========    =====     =======     ======

                See notes to consolidated financial statements.

                                   MAPCO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of MAPCO Inc. and its subsidiaries ("MAPCO" or the "Company"). Certain reclassifications have been made to prior year amounts to conform to current year presentations. All intercompany accounts and transactions have been eliminated.

     Estimates in the Financial Statements -- The preparation of MAPCO's financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents -- Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash. All investments classified as cash equivalents have original maturities of three months or less.

     Inventories -- Inventories include crude oil, refined petroleum products, natural gas liquids ("NGL"), coal, fertilizer, chemicals, appliances and retail merchandise. Inventories are valued at the lower of cost or market. Crude oil, refined petroleum products and retail merchandise inventories in the Petroleum segment are determined on a last-in, first-out ("LIFO") basis. Appliances, chemicals, fertilizer and other inventories related to fertilizer in the Natural Gas Liquids segment are determined on an average cost basis. All other inventories are determined on a first-in, first-out basis. Net exchange balances are classified as inventory.

     Advance Royalties -- Rights to leased coal lands are often acquired through royalty payments. Where royalty payments represent prepayments recoupable against future production, they are capitalized, and amounts expected to be recouped within one year are classified as a current asset. As mining occurs on those leases, the prepayment is included in the cost of mined coal. Amounts estimated to be nonrecoverable are expensed.

     Long-Lived Assets -- In the fourth quarter of 1995, the Company applied Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Long-lived assets that are held for disposal are valued at the lower of carrying amount or fair value less cost to sell, except for assets that constitute a discontinued operation.

     Depreciation, Depletion and Amortization -- Depreciation and depletion is computed on the straight-line method at rates based upon estimated useful lives or, if applicable, on the units-of-production method based on estimated recoverable reserves. Maintenance, repairs and minor replacements are expensed. Costs of replacements constituting improvements are capitalized. Gains or losses arising from retirements are included in income currently, except for certain assets within the Natural Gas Liquids segment, which are depreciated using regulatory group depreciation methods.

     Excess of Purchase Price over Net Assets of Companies Acquired -- Amounts applicable to acquisitions are amortized on a straight-line basis over periods not exceeding forty years. MAPCO continually evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revision of the estimated useful lives of acquired assets.

     Revenue Recognition -- MAPCO's revenue recognition policies provide that revenues are recognized when earned based on transfer of title or delivery.

     Environmental Expenditures -- Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past

                                   MAPCO INC.

operations that do not contribute to current or future revenue generation are expensed. Environmental liabilities are recorded independently of any potential claim for recovery. Receivables are recognized in cases where reimbursements of remediation costs are available from state funds and the realization of those funds is considered probable. Accruals related to environmental matters are generally determined based upon site-specific plans for remediation, taking into account prior remediation experience of MAPCO and other companies. Environmental liabilities are discounted only if the aggregate obligation of a specific matter and the amount and timing of the related cash payments are fixed or reliably determinable. The effect of discounting environmental liabilities is not material to MAPCO's financial statements.

     Debt Discount and Expense -- Debt discount and expense arising from the issuance of debt securities are capitalized and amortized using the principal outstanding method.

     Gas Balancing Arrangements -- MAPCO uses the sales method of accounting for its gas balancing arrangements. Under the sales method, MAPCO recognizes revenues on all West Panhandle gas field liquids sold to its customers without regard to the under/over take position of its gas supplier. Imbalances resulting from under/over take should be offset by future field production.

     Futures Activity -- Futures, forward and option contracts are used to hedge against the risk of price changes for selected sales commitments of crude oil and refined petroleum products. Contracts that qualify as hedges are correlated to price movements of crude oil and refined petroleum product inventory and any gains or losses resulting from market changes will be substantially offset by losses or gains on the hedged inventory. Contracts which do not qualify as hedges are classified as speculative and are marked-to-market at the end of each month. MAPCO did not engage in any material hedging, speculative or other activities involving derivative financial instruments during 1995, 1994 and 1993. Commodity speculative trading activity was immaterial to MAPCO's results of operations in 1995, 1994 and 1993.

     Treasury Stock -- MAPCO common stock purchased by the Company is recorded as treasury stock, at cost.

     Income Taxes -- Deferred income tax expense is recognized based upon the net change for the year in the deferred income tax liability, except for changes resulting from differences between the assigned values and tax basis of assets acquired and liabilities assumed in purchase business combinations. Deferred income tax assets and liabilities are based upon enacted tax laws and the expected reversal of the temporary differences between the book and tax bases of assets and liabilities.

     Earnings per Common Share -- Earnings per common share are based on the weighted average number of common shares outstanding. Average common shares outstanding were 29.7 million in 1995 and 30.0 million in 1994 and 1993.

     Employee Stock Ownership Plan -- MAPCO's loan to its Employee Stock Ownership Plan ("ESOP") is recorded as a reduction of stockholders' equity in MAPCO's consolidated balance sheets. Compensation and interest expense are recognized based on MAPCO's cash contributions to the ESOP.

     Nature of Business -- Natural Gas Liquids segment operations include the transportation, processing and underground storage of NGLs, the pipeline transportation of anhydrous ammonia, refined products and crude oil, the sale of appliances, NGLs and fertilizer and the trading of NGLs. The pipeline main line runs from the Wyoming-Utah Overthrust Belt to Hobbs, New Mexico and from Hobbs through the Midwest into Minnesota and Wisconsin. The main line also runs from Hobbs across Texas to the Gulf Coast. Tariff charges for pipeline operations are made on account to shippers who are engaged in energy or energy-related businesses. Operations at three gas processing plants (only one of which is currently operating) in the West Panhandle gas field in Texas produce NGLs which are sold in the Midwestern and Gulf Coast markets. Propane, appliances and fertilizer are marketed through retail plants to residential, agricultural, commercial and industrial

                                   MAPCO INC.

customers located in the upper Midwest and the Southeast regions of the United States. Sales are generally made on account.

     Petroleum segment operations include two refining and marketing systems: the Alaska System and the Mid-South System. The Alaska System includes a refinery at North Pole, Alaska, whose unaffiliated customers include wholesale, commercial, governmental and industrial consumers. Products produced include gasoline, commercial and military jet fuel, heating oil, diesel fuel, fuel oil, naphtha and asphalt. Sales are generally made on account. The Alaska system also includes retail convenience stores in Fairbanks, Anchorage and Juneau, Alaska. The Alaska retail convenience stores, under the brand name "MAPCO Express", engage in the retail marketing of gasoline, diesel fuel, other petroleum products, convenience merchandise and deli fast foods. The Mid-South System includes a refinery at Memphis, Tennessee, whose unaffiliated customers include wholesale, industrial, governmental and commercial consumers, jobbers, independent dealers and other refiner/marketers primarily located in the Mid-South region of the United States. Products produced include gasoline, low sulfur diesel fuel, commercial and military jet fuel, K-1 kerosene, No. 6 fuel oil, propane and elemental sulfur. Sales are generally made on account. The Mid-South System also includes retail convenience store operations located in eight Southeastern states and in Texas. The Mid-South retail convenience stores, primarily under the brand names "MAPCO Express" and "Shell", engage in the retail marketing of gasoline, diesel fuel, other petroleum products, convenience merchandise and deli fast food items. MAPCO buys, sells and exchanges crude oil to supply its refinery systems. MAPCO also buys, sells and exchanges refined petroleum products to help supply its retail convenience store operations and for general trading activities. These transactions are with companies engaged in energy or energy-related businesses and sales are generally made on account.

     Coal segment operations produce and market steam and metallurgical coal for sale in domestic and foreign markets. Steam coal is sold primarily to electric utilities located in the eastern United States and, to a lesser extent, Europe. Metallurgical coal is sold to steel and coke producers located primarily in the United States, South America, the Far East, Europe and Northern Africa. Sales are generally made on account. Financing security through letters of credit or other similar guarantees are obtained based on Management's assessment of credit risk.

NOTE 2. UNUSUAL ITEMS

     In the 1995 fourth quarter, MAPCO received an offer, and later signed a letter of intent (see Note 16), which valued substantially all of the Coal segment's net assets. Based on the $330.5 million carrying value of the Coal segment's net assets covered by the letter of intent, an impairment loss of $30.0 million was recorded. Management believes the offer represents a reasonable estimate of the fair value of the net assets of the Coal segment. Upon completion of the transaction discussed in Note 16, the fair value of the net assets of the Coal segment could differ materially from the amounts estimated in determining the amount of the impairment.

     During 1995, the Company recorded $10.3 million of charges associated with reorganizations in the Natural Gas Liquids segment and in Corporate. The primary employee groups affected are field service personnel in the Natural Gas Liquids segment. The charges are primarily related to an early retirement program which resulted in the reduction of 111 employees. Principal items included in the charge are enhanced pension benefits, postretirement benefits, severance pay and other related benefits. While the early retirement program has been substantially completed, due to the timing of the payouts, the majority of the liability remains to be paid.

NOTE 3. NET ASSETS HELD FOR SALE

     In January 1996, the Company signed a letter of intent to sell 75 percent of substantially all of the net assets of its Coal segment to The Beacon Group Energy Investment Fund LP ("Beacon"). Also in January 1996, the Company signed an agreement to sell its Thermogas Iowa propane and liquid fertilizer

                                   MAPCO INC.

assets, as well as its remaining liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin, to CENEX Inc. (see Note 16).

     For financial reporting purposes, the assets and liabilities attributable to these two pending transactions have been classified in the consolidated balance sheet as Net Assets Held for Sale and consist of the following at December 31, 1995 (in millions):

                                                              COAL      THERMOGAS     TOTAL
                                                             ------     ---------     ------
    Current Assets.........................................  $ 68.0       $14.4       $ 82.4
    Property, Plant and Equipment, net.....................   184.9        10.0        194.9
    Other Assets...........................................    26.5          .1         26.6
                                                             ------       -----       ------
              Total assets.................................   279.4        24.5        303.9
                                                             ------       -----       ------
    Current Liabilities....................................    33.6         1.1         34.7
    Other Liabilities......................................    20.9          --         20.9
                                                             ------       -----       ------
              Total liabilities............................    54.5         1.1         55.6
                                                             ------       -----       ------
    Net assets.............................................  $224.9       $23.4       $248.3
                                                             ======       =====       ======

     Sales and operating revenues attributable to the Coal segment and the Thermogas propane and fertilizer assets are as follows (in millions):

                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1995       1994       1993
                                                               ------     ------     ------
    Coal.....................................................  $453.4     $425.5     $414.4
    Thermogas................................................    68.8       67.9       70.3
                                                               ------     ------     ------
                                                               $522.2     $493.4     $484.7
                                                               ======     ======     ======

     Operating profit attributable to the Coal segment and the Thermogas propane and fertilizer assets are as follows (in millions):

                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1995       1994       1993
                                                               ------     ------     ------
    Coal.....................................................  $  8.6     $ 35.9     $ 46.9
    Thermogas................................................     7.2        7.1        7.2
                                                                -----      -----     ------
                                                               $ 15.8     $ 43.0     $ 54.1
                                                                =====      =====     ======

     The Coal segment's 1995 operating profit includes a $30.0 million charge relative to the application of SFAS No. 121.

                                   MAPCO INC.

NOTE 4. CONSOLIDATED STATEMENTS OF CASH FLOWS

     Other items not requiring (providing) cash reported in cash flows from operating activities consist of (in millions):

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                    1995     1994     1993
                                                                    -----    -----    -----
    Net periodic pension income...................................  $(2.5)   $ (.1)   $(1.1)
    (Gain) loss on sales of property, plant and equipment.........     .6      2.4     (5.4)
    Minority interest in earnings of subsidiary...................    2.3      1.6      1.4
    Impairment of long-lived assets...............................   30.0       --       --
    Restructuring charges.........................................    9.2       --       --
    Refinery turnaround accrual...................................    5.7      3.9      3.2
    Workers' compensation adjustment..............................    4.6       --       --
    Recovery of advance royalties.................................    4.1      4.0      3.7
    Litigation and environmental accruals.........................     --      1.0      5.7
    Other non-cash income and expense items -- net................    7.3      6.2      2.2
                                                                    -----    -----     ----
                                                                    $61.3    $19.0    $ 9.7
                                                                    =====    =====     ====

     Changes in operating assets and liabilities consist of (in millions):

                                                                  YEAR ENDED DECEMBER 31,
                                                                 --------------------------
                                                                  1995      1994      1993
                                                                 ------    ------    ------
    Decrease (increase) in:
      Receivables..............................................  $(24.1)   $(33.7)   $  7.7
      Inventories..............................................   (21.9)      8.3       6.5
      Prepaid expenses.........................................     7.2     (17.0)      3.9
      Other current assets.....................................    (3.1)     (6.3)       .6
      Other assets.............................................    (5.3)    (12.9)     (6.0)
    Increase (decrease) in:
      Accounts payable.........................................    21.6      22.9     (19.8)
      Accrued taxes............................................    14.7      (7.1)      5.8
      Accrued payroll and related expenses.....................     4.7      (7.2)      4.8
      Other current liabilities................................   (16.8)      8.2       1.3
      Other liabilities........................................     4.4     (33.7)      1.9
                                                                 ------    ------    ------
                                                                 $(18.6)   $(78.5)   $  6.7
                                                                 ======    ======    ======

     Income taxes paid were $13.2 million, $37.9 million and $64.8 million during 1995, 1994 and 1993, respectively.

     Interest paid, net of amounts capitalized, was $59.6 million, $51.9 million and $47.3 million during 1995, 1994 and 1993, respectively.

     Total accrued interest costs were $60.0 million, $53.2 million and $49.3 million during 1995, 1994 and 1993, respectively. Interest capitalized during 1995 was $1.7 million. No interest was capitalized during 1994 and $2.8 million was capitalized during 1993.

     In connection with the 1994 acquisition of Emro Propane Company, MAPCO purchased assets with a fair value of $117 million, assumed liabilities of $3 million and transferred to Emro Marketing Company $12 million of MAPCO Florida Inc.'s assets.

                                   MAPCO INC.

NOTE 5. INVENTORIES

     Inventories consist of (in millions):

                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1995       1994
                                                                         ------     ------
    Raw materials -- crude oil.........................................  $ 24.1     $ 21.8
                                                                         ------     ------
    Finished products:
      Refined petroleum products.......................................    43.6       26.1
      Fertilizer and natural gas liquids...............................    24.2       31.5
      Retail merchandise...............................................    22.1       23.7
      Coal.............................................................     3.1        7.9
                                                                         ------     ------
                                                                           93.0       89.2
                                                                         ------     ------
    Inventories........................................................  $117.1     $111.0
                                                                         ======     ======

     Excluded from the December 31, 1995, fertilizer and natural gas liquids, retail merchandise and coal inventory balances were $7.2 million, $.5 million and $9.3 million, respectively, which were reclassified to Net Assets Held for Sale on the consolidated balance sheet (see Note 3).

     The cost to replace the Petroleum segment's crude oil, refined petroleum products and retail merchandise inventories in excess of LIFO carrying values was approximately $16.5 million and $11.6 million at December 31, 1995, and 1994, respectively.

NOTE 6. LONG-TERM DEBT

     Long-term debt consists of (in millions):

                                                                            DECEMBER 31,
                                                                          ----------------
                                                                           1995      1994
                                                                          ------    ------
    MAPCO INC.
    Commercial paper and bank money market lines........................  $289.7    $185.1
    8.43% ESOP Notes, payable in mortgage type principal reductions
      annually through 2003.............................................    58.7      63.6
    Medium Term Notes, various maturities through 2022..................   308.8     334.8
                                                                          ------    ------
                                                                           657.2     583.5
                                                                          ------    ------
    SUBSIDIARIES
    Senior Notes:
      8.51% Notes, payable in 2007......................................    15.0      15.0
      8.95% Notes, payable in 2012......................................    35.5      35.5
      8.20% Notes, payable $2.5 annually 2007 through 2012..............    15.0      15.0
      8.59% Notes, payable in 2017......................................    14.5      14.5
      8.70% Notes, payable $2.0 annually 2018 through 2022..............    10.0      10.0
      6.67% Notes, payable $15.0 annually 2001 through 2005.............    75.0      75.0
    Other...............................................................     5.7       4.6
                                                                          ------    ------
                                                                           170.7     169.6
                                                                          ------    ------
                                                                           827.9     753.1
    Less -- current maturities..........................................   (26.9)    (32.2)
                                                                          ------    ------
    Long-term debt......................................................  $801.0    $720.9
                                                                          ======    ======

                                   MAPCO INC.

     Interest rates on commercial paper and bank money market lines ranged from 5.75% to 6.25% and from 3.49% to 6.29% during 1995 and 1994, respectively. Commercial paper and bank money market lines outstanding at December 31, 1995, and 1994, were classified as long-term debt. MAPCO has the ability and the intent, if necessary, under a bank credit agreement to refinance up to $300 million of commercial paper and bank money market lines with long-term debt having maturities in excess of one year.

     MAPCO has bank credit agreements which represent a total committed line of credit of $350 million. The commitment under the first bank credit agreement is for $300 million and reduces in quarterly amounts of $25 million commencing June 30, 1998. In December 1995, MAPCO obtained an additional $50 million commitment under a bank credit agreement which matures in December 1996. Interest on borrowings under the bank credit agreements would be at rates generally less than the prime interest rate. MAPCO must pay a commitment fee to maintain the bank credit agreements. The agreements serve as a back-up for outstanding commercial paper and for borrowings against bank money market lines. As of December 31, 1995, no borrowings were outstanding under the bank credit agreements.

     The ESOP Notes' interest rate is subject to revision in the event there is a change in Internal Revenue Service regulations regarding taxability of the interest to the lenders.

     MAPCO had $308.8 million of Medium Term Notes outstanding as of December 31, 1995. The Notes mature at various times through 2022 and bear interest at rates ranging from 7.60% to 8.87%. Previously issued Medium Term Notes of $26.0 million and $8.0 million matured and were paid during 1995 and 1994, respectively.

     The scheduled amounts to be paid on long-term debt during the next five years are: 1996 -- $27 million, 1997 -- $32 million, 1998 -- $37 million,
1999 -- $32 million and 2000 -- $23 million.

     Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' subsidiaries to MAPCO. At December 31, 1995, $190 million of net assets were restricted by such provisions.

NOTE 7. INCOME TAXES

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

                                   MAPCO INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability are as follows (in millions):

                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1995       1994
                                                                         ------     ------
    Deferred tax liabilities:
      Differences between book and tax basis of property...............  $297.6     $295.6
      Other............................................................    20.1       21.7
                                                                         ------     ------
                                                                          317.7      317.3
                                                                         ------     ------
    Deferred tax assets:
      Accrued expenses not currently deductible........................    30.4       29.3
      Reserves not currently deductible................................     4.3        6.0
      Other............................................................     9.7       10.2
                                                                         ------     ------
                                                                           44.4       45.5
                                                                         ------     ------
    Net deferred tax liability.........................................   273.3      271.8
    Net current deferred tax asset.....................................    16.0       22.0
                                                                         ------     ------
    Deferred income taxes..............................................  $289.3     $293.8
                                                                         ======     ======

     Income before provision for income taxes is substantially all derived from domestic operations. Significant components of the provision for income taxes are as follows (in millions):

                                                                   YEAR ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1995      1994      1993
                                                                  -----     -----     -----
    Current:
      Federal...................................................  $32.9     $22.5     $58.0
      Enacted change in Federal tax rate........................     --        --       1.7
      State.....................................................    2.8        .7       2.3
                                                                  -----     -----     -----
                                                                   35.7      23.2      62.0
                                                                  -----     -----     -----
    Deferred:
      Federal...................................................    2.0      12.0       5.1
      Enacted change in Federal tax rate........................     --        --       6.9
      State.....................................................    (.5)       .7        .5
                                                                  -----     -----     -----
                                                                    1.5      12.7      12.5
                                                                  -----     -----     -----
    Provision for income taxes..................................  $37.2     $35.9     $74.5
                                                                  =====     =====     =====

     A reconciliation of the statutory United States Federal income tax rate and MAPCO's effective income tax rate is as follows (in percents):

                                                                      YEAR ENDED DECEMBER
                                                                              31,
                                                                     ----------------------
                                                                     1995     1994     1993
                                                                     ----     ----     ----
    Statutory rate.................................................  35.0     35.0     35.0
    Increase (decrease) resulting from:
      Excess of tax over book depletion............................  (5.0)    (5.1)    (3.1)
      State income taxes, net of Federal benefit...................   1.2      1.0      1.0
      Deferred tax impact of change in the Federal tax rate........    --       --      3.4
      Other........................................................   1.4      (.1)      .4
                                                                     ----     ----     ----
    Effective income tax rate......................................  32.6     30.8     36.7
                                                                     ====     ====     ====

                                   MAPCO INC.

     At December 31, 1995, a subsidiary of MAPCO had Federal income tax net operating loss carryforwards of $6.9 million which expire as follows: $2.3 million in 1996, $3.0 million in 1997, $1.0 million in 1998, $.5 million in 2002 and $.1 million in 2003.

NOTE 8. STOCK RIGHTS

     Under a Rights Agreement (as amended in 1989), MAPCO has one Right outstanding for each outstanding share of MAPCO common stock. Under certain limited conditions as defined in the Rights Agreement, each Right entitles the registered holder to purchase from MAPCO one two-hundredth of a share of Series A Junior Participating Preferred Stock ("Preferred Stock") at $175 subject to adjustment. At December 31, 1995, there were 29.4 million Rights outstanding, that if exercised, would result in the issuance of 146,749 shares of Preferred Stock.

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

NOTE 9. STOCK INCENTIVE PLANS

     Under the MAPCO Inc. 1989 Stock Incentive Plan (the "Plan"), stock options, stock appreciation rights, restricted stock, phantom stock and stock purchase rights may be issued to key employees. At December 31, 1995, only stock options and restricted stock had been awarded under the Plan. Each stock option entitles the holder to purchase from MAPCO one share of common stock at the option price, which is determined by the closing sales price of MAPCO common stock on the grant date. Options expire ten years from the date of the grant. One-third of the options granted in 1995 will vest in 1999, one-third in 2000 and one-third in 2001.

     Options granted under the Plan contain a Replacement Option feature. The Replacement Option feature is triggered when an optionee uses stock, rather than cash, to exercise an option. Upon exercise by an exchange of stock, Replacement Options are granted equal to the number of shares tendered for the exercise of the option plus the number of shares of stock withheld for income tax purposes. The exercise price per share for any Replacement Option is equal to the fair market value of a share of common stock on the date the Replacement Option is granted. A Replacement Option is not exercisable for at least six months from the grant date for those granted prior to January 22, 1992, and twelve months for those granted after January 22, 1992.

     In May 1992, MAPCO stockholders approved an amendment to the Plan which increased the number of gross shares (i.e., the number of options issuable, including shares forfeited for tax withholding and shares

                                   MAPCO INC.

surrendered to exercise an option) which may be issued under the Plan to 7 million; however, the maximum number of actual net shares which may be issued under the Plan remained at 2 million (plus a small number of shares from prior plans). The number of gross shares available for future grants under the Plan was 3,192,056 at December 31, 1995. The cumulative number of actual net shares issued under the Plan was 274,804 at December 31, 1995.

     A summary of employee stock option activity for options issued pursuant to the Plan and prior plans is as follows:

                                      NUMBER          EXERCISE          NUMBER          EXERCISE
                                    OUTSTANDING         PRICE         EXERCISABLE         PRICE
                                    -----------     -------------     -----------     -------------
    At December 31, 1992..........   1,625,001      $18.94-$63.63         269,475     $18.94-$63.63
      Granted.....................     653,191      $49.25-$64.25
      Exercised...................    (413,600)     $18.94-$60.13
      Canceled....................     (50,835)     $37.00-$61.63
                                     ---------      -------------       ---------     -------------
    At December 31, 1993..........   1,813,757      $18.94-$64.25         677,144     $18.94-$63.63
      Granted.....................     648,170      $50.38-$64.50
      Exercised...................    (384,714)     $18.94-$60.50
      Canceled....................     (33,122)     $40.25-$63.38
                                     ---------      -------------       ---------     -------------
    At December 31, 1994..........   2,044,091      $18.94-$64.50         853,329     $18.94-$64.50
      Granted.....................     672,074      $50.75-$58.88
      Exercised...................     (45,969)     $18.94-$48.00
      Canceled....................     (82,420)     $50.38-$63.88
                                     ---------      -------------       ---------     -------------
    At December 31, 1995..........   2,587,776      $18.94-$64.50       1,457,512     $18.94-$64.50
                                     =========      =============       =========     =============

     MAPCO has a Director Stock Option Plan ("Directors' Plan") which provides for the grant of stock options to MAPCO's non-employee Directors. Under the Directors' Plan, stock options are granted at the closing price of MAPCO's common stock on the date of the grant. The number of options granted, which is fixed by the plan, become fully exercisable on the date of grant. The maximum number of shares which may be issued under the Directors' Plan is 200,000 shares. Options were granted to purchase 18,000 shares for each of the years 1995, 1994 and 1993 at $58.88, $62.38 and $57.25 per share, respectively.
Options outstanding and exercisable at December 31, 1995, 1994 and 1993 were 119,927 shares, 101,927 shares and 83,927 shares, respectively.

                                   MAPCO INC.

NOTE 10. SEGMENT INFORMATION

     MAPCO's operations are organized into three segments: Natural Gas Liquids, Petroleum and Coal. Natural Gas Liquids includes the movement by pipeline of NGLs, refined products, crude oil, and anhydrous ammonia, and includes the retail and wholesale marketing of NGLs (including propane, ethane, butane and natural gasolines), appliances and fertilizer, the trading of NGL's and the operation of natural gas processing plants (only one of which is currently operating) and underground storage facilities; Petroleum includes the refining of crude oil and refined petroleum products, the wholesale and retail marketing of refined petroleum products, the retail marketing of merchandise and deli fast foods and the trading of crude oil and refined petroleum products; Coal includes the production and marketing of coal. Intersegment sales and operating revenues are generally made at prevailing market prices. Segment information is as follows (in millions):

                                  SALES AND OPERATING REVENUES                                        ADDITIONS
                            ----------------------------------------                                 TO PROPERTY,    DEPRECIATION,
                            UNAFFILIATED                                OPERATING    IDENTIFIABLE     PLANT AND      DEPLETION &
                             CUSTOMERS      INTERSEGMENT     TOTAL       PROFIT         ASSETS        EQUIPMENT      AMORTIZATION
                            ------------    ------------    --------    ---------    ------------    ------------    ------------
YEAR ENDED DECEMBER 31,
  1995
Natural Gas Liquids.......    $  867.2         $  9.3       $  876.5     $ 139.4*      $1,258.5         $139.4          $ 43.6
Petroleum.................     1,989.4           11.5        2,000.9        48.2          620.9           66.5            31.2
Coal......................       453.4                         453.4         8.6*         425.0           33.1            34.5
Eliminations..............                      (20.8)         (20.8)                       (.8)
                              --------         ------       --------      ------       --------         ------          ------
        Total segments....     3,310.0                       3,310.0       196.2*       2,303.6          239.0           109.3
General corporate.........                                                 (23.6)          45.3            3.9             2.1
Interest and debt
  expense.................                                                 (58.3)
Other income
  (expense) -- net........                                                   (.1)
                              --------         ------       --------      ------       --------         ------          ------
                              $3,310.0                      $3,310.0     $ 114.2       $2,348.9         $242.9          $111.4
                              ========         ======       ========      ======       ========         ======          ======
YEAR ENDED DECEMBER 31,
  1994
Natural Gas Liquids.......    $  817.2         $  7.5       $  824.7     $ 131.4       $1,085.1         $164.8          $ 36.5
Petroleum.................     1,816.6           11.4        1,828.0        26.2**        593.6           26.9            31.3
Coal......................       425.5                         425.5        35.9          442.2           30.8            32.2
Eliminations..............                      (18.9)         (18.9)                       (.8)
                              --------         ------       --------      ------       --------         ------          ------
        Total segments....     3,059.3                       3,059.3       193.5**      2,120.1          222.5           100.0
General corporate.........                                                 (23.4)          46.0            1.3             2.9
Interest and debt
  expense.................                                                 (53.2)
Other income
  (expense) -- net........                                                   (.3)
                              --------         ------       --------      ------       --------         ------          ------
                              $3,059.3                      $3,059.3     $ 116.6       $2,166.1         $223.8          $102.9
                              ========         ======       ========      ======       ========         ======          ======
YEAR ENDED DECEMBER 31,
  1993
Natural Gas Liquids.......    $  707.0         $  7.8       $  714.8     $ 119.7       $  833.7         $ 97.4          $ 32.5
Petroleum.................     1,593.9           10.3        1,604.2       108.0          619.4           28.6            32.1
Coal......................       414.4                         414.4        46.9          428.2           17.4            29.6
Eliminations..............                      (18.1)         (18.1)                       (.9)
                              --------         ------       --------      ------       --------         ------          ------
        Total segments....     2,715.3                       2,715.3       274.6        1,880.4          143.4            94.2
General corporate.........                                                 (25.8)          80.7             .7             3.1
Interest and debt
  expense.................                                                 (46.5)
Other income
  (expense) -- net........                                                    .6
                              --------         ------       --------      ------       --------         ------          ------
                              $2,715.3                      $2,715.3     $ 202.9       $1,961.1         $144.1          $ 97.3
                              ========         ======       ========      ======       ========         ======          ======

- ---------------

 * Includes charges of $30.0 million in Coal relative to the application of SFAS No. 121 and $9.2 million in Natural Gas Liquids for severance and early retirement benefits.

** Includes a $68.7 million charge relative to the State of Alaska Royalty Oil settlement.

     In 1995, MAPCO transferred the NGL trading activities from the Petroleum segment into the Natural Gas Liquids segment. In 1994, MAPCO transferred the liquefied petroleum gas ("LPG") supply unit of the

                                   MAPCO INC.

Petroleum segment into the Natural Gas Liquids segment. All prior year amounts have been restated to reflect the transfers.

NOTE 11. EMPLOYEE BENEFIT PLANS

     MAPCO has two defined benefit plans covering substantially all employees. One of these plans is the MAPCO Inc. and Subsidiaries Pension Plan which has two separate benefit structures. The benefit formula for the MAPCO Inc. and subsidiaries (except Coal) structure is a step-rate-plan formula based on final average pay and years of service, while the benefit formula for the Coal structure is a flat dollar unit formula based on years of service. The second plan, which is significantly smaller and covers employees of South Atlantic Coal Company, has a career average pay formula based on years of service. MAPCO's funding policy for both of these plans is to make the minimum annual contributions required by the Employee Retirement Income Security Act. No contributions were required for 1995 and 1994 due to the current favorable funded status of these plans. The assets in these plans are primarily comprised of equity securities, but also include fixed income securities, guaranteed investment contracts and equity real estate investments.

     Net periodic pension income from MAPCO's defined benefit pension plans includes the following components (in millions):

                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1995       1994       1993
                                                               ------     ------     ------
    Service cost.............................................  $ (4.6)    $ (5.9)    $ (5.4)
    Interest cost on projected benefit obligation............   (11.2)     (10.5)      (9.8)
    Actual return on plan assets.............................    39.0         .5       27.6
    Net amortization and deferral............................   (20.7)      16.0      (11.3)
                                                               ------     ------     ------
    Net periodic pension income..............................  $  2.5     $   .1     $  1.1
                                                               ======     ======     ======

     The funded status of MAPCO's defined benefit pension plans and the amounts recognized in MAPCO's consolidated balance sheets are as follows (in millions):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Vested benefit obligation........................................  $(151.3)    $(109.2)
                                                                       =======     =======
    Accumulated benefit obligation...................................  $(157.4)    $(115.4)
                                                                       =======     =======
    Projected benefit obligation.....................................  $(174.4)    $(129.4)
    Plan assets at fair value........................................    186.7       153.2
                                                                       -------     -------
    Plan assets in excess of projected benefit obligation............     12.3        23.8
    Unrecognized net actuarial loss..................................     12.3         8.9
    Unrecognized prior service cost..................................      2.1         2.5
    Remaining unrecognized net asset existing at date of initial
      application....................................................     (3.7)       (7.2)
                                                                       -------     -------
    Prepaid pension cost.............................................  $  23.0     $  28.0
                                                                       =======     =======

     The rates used in determining the funded status of the two pension plans on December 31, 1995, are as follows:

                                                                                      SOUTH
                                                                 MAPCO INC.          ATLANTIC
                                                              AND SUBSIDIARIES     COAL COMPANY
                                                              ----------------     ------------
    Discount rate...........................................         7.5%               7.5%
    Rate of increase in compensation........................         5.0%               4.0%
    Long-term rate of return on plan assets.................        10.0%              10.0%

                                   MAPCO INC.

     The rates used in determining pension income for the two pension plans for 1995 and the funded status of the plans on December 31, 1994, are as follows:

                                                                                      SOUTH
                                                                 MAPCO INC.          ATLANTIC
                                                              AND SUBSIDIARIES     COAL COMPANY
                                                              ----------------     ------------
    Discount rate...........................................         9.0%               9.0%
    Rate of increase in compensation........................         5.0%               4.0%
    Long-term rate of return on plan assets.................        10.0%              10.0%

     The rates used in determining pension income for the two pension plans for 1994 are as follows:

                                                                                      SOUTH
                                                                 MAPCO INC.          ATLANTIC
                                                              AND SUBSIDIARIES     COAL COMPANY
                                                              ----------------     ------------
    Discount rate...........................................         7.5%               7.5%
    Rate of increase in compensation........................         5.0%               4.0%
    Long-term rate of return on plan assets.................        10.0%              10.0%

     The rates used in determining pension income for the two pension plans for 1993 are as follows:

                                                                                      SOUTH
                                                                 MAPCO INC.          ATLANTIC
                                                              AND SUBSIDIARIES     COAL COMPANY
                                                              ----------------     ------------
    Discount rate...........................................         8.5%               8.5%
    Rate of increase in compensation........................         6.0%               4.0%
    Long-term rate of return on plan assets.................        10.0%              10.0%

     Upon adoption of SFAS No. 87, Employers' Accounting for Pensions, the excess of the assets in the MAPCO Pension Plan over the projected benefit obligation is being amortized on a straight-line basis over the average remaining service period of plan participants.

     The Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") imposed obligations for certain retiree medical costs upon MAPCO. The undiscounted liability at December 31, 1995, relative to MAPCO's obligations under the Coal Act was $26.1 million. The expected payments under the Coal Act are $.4 million in each of the years 1996 through 1998, $.5 million in each of the years 1999 and 2000 and $23.9 million thereafter. MAPCO's recorded liability relative to the Coal Act at December 31, 1995 was $7.1 million. The difference between the expected aggregate undiscounted liability of $26.1 million and the liability reflected in the financial statements is the result of discounting the expected payments which span more than 30 years.

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

     MAPCO's cash contributions to the ESOP will equal the ESOP's principal and interest payments on its loan from MAPCO reduced by the dividends the ESOP receives on the MAPCO common stock held by the ESOP. Dividends of $2.3 million in 1995 and in 1994 and $2.5 million in 1993 on the MAPCO common stock owned by the ESOP were used for debt service. MAPCO made cash contributions to the ESOP of $8.1 million in 1995, $8.0 million in 1994 and $7.8 million in 1993. MAPCO recognized compensation expense in connection with the ESOP of $2.7 million, $2.3 million and $1.7 million and interest expense of $5.4 million, $5.7 million and $6.1 million in 1995, 1994 and 1993, respectively.

                                   MAPCO INC.

NOTE 12. COMMITMENTS AND CONTINGENCIES

     MAPCO leases land, buildings and equipment under lease agreements which provide for the payment of minimum rentals. The annual rental expense under operating leases was $20 million, $19 million and $17 million in 1995, 1994 and 1993, respectively.

     Future minimum payments under operating leases are $56 million in total and during the next five years are: 1996 -- $10 million, 1997 -- $8 million, 1998 -- $7 million, 1999 -- $6 million and 2000 -- $5 million.

TEXAS EXPLOSION LITIGATION

     On April 7, 1992, an LPG explosion occurred near an underground salt dome storage facility located near Brenham, Texas and owned by an affiliate of the Company, Seminole Pipeline Company ("Seminole"). The National Transportation Safety Board and the Texas Railroad Commission essentially determined that the probable cause of the explosion was the result of overfilling the storage facility.

     The Company, as well as Seminole, Mid-America Pipeline Company, MAPCO Natural Gas Liquids Inc. and other non-MAPCO entities have been named as defendants in civil actions filed in state district courts in Texas. During 1993, Seminole received reimbursements from its insurers for settlements which disposed of all of the death claims and substantially all of the serious injury claims resulting from the incident. Generally, the types of remaining claims consist of personal injury, mental anguish and property damage claims, coupled with theories of nuisance and diminished property value.

     In March 1996, a judgement was rendered in a case tried in the state district court in Houston, Texas against Seminole, Mid-America Pipeline Company and MAPCO (the "defendants"). The judgement totaled approximately $72 million in actual damages, exemplary damages and interest, with only $5.4 million pertaining to actual damages found by the jury. The defendants have requested a new trial and will also pursue an appeal, if necessary.

     The Plaintiffs in cases which remain to be tried in Harris, Maverick and Washington counties in Texas, seek unspecified amounts for actual and exemplary damages.

     Management believes that it has defenses of considerable merit and will vigorously litigate all pending disputes and/or seek settlements favorable to the Company, but is not able to predict the ultimate outcome of these matters at this time. The Company has accrued a liability representing an estimate of amounts it may incur in connection with the final resolution of all the remaining claims related to the explosion. The Company has also recorded a receivable which corresponds to the remainder of its insurance coverage to be reimbursed by its insurance carrier. Resolutions unfavorable to the Company could result in material liabilities and charges which have not been reflected in the accompanying consolidated financial statements.

SEMINOLE LOOP/AQUILA-LAGRANGE LINE LITIGATION

     In May 1993, Seminole completed its Seminole loop project and in January 1994, Seminole completed its Aquila-LaGrange line project. Seminole is the plaintiff in over 70 eminent domain lawsuits in which defendant landowners claim additional compensation for and/or damages to tracts of land traversed by these projects in 12 counties in the state of Texas. Many of the lawsuits claim punitive damages for alleged fraud, illegal entry and other wrongful conduct. Claims in this litigation are not covered by the Company's insurance.

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

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                   MAPCO INC.

     The carrying amounts and fair values of the Company's financial instruments are as follows (in millions):

                                                                    DECEMBER 31,
                                                     -------------------------------------------
                                                            1995                    1994
                                                     -------------------     -------------------
                                                     CARRYING      FAIR      CARRYING      FAIR
                                                      AMOUNT      VALUE       AMOUNT      VALUE
                                                     --------     ------     --------     ------
    Cash and cash equivalents......................   $ 33.3      $ 33.3      $ 30.6      $ 30.6
    Long-term receivables..........................      9.8         9.8        13.8        13.8
    Long-term debt, including current maturities...    827.9       912.2       753.1       732.2
    Insurance accruals.............................      8.4         7.4        11.2         9.1

     The assumed incremental borrowing rates used to determine the fair value of fixed-rate long-term debt were 6.27% to 7.50% and 8.73% to 9.08% for 1995 and 1994, respectively. The incremental borrowing rates used to determine the fair value of insurance accruals were 6.47% for 1995 and 8.69% for 1994.

     Futures, forward and option contracts are used to hedge against the risk of price changes for selected sales commitments of crude oil and refined petroleum products. These contracts permit settlement by delivery of commodities and therefore, are not financial instruments. Contracts that qualify as hedges are correlated to price movements of crude oil and refined petroleum product inventory and any gains or losses resulting from market changes will be substantially offset by gains or losses on the hedged inventory. MAPCO's crude oil and refined petroleum products hedging activities resulted in an unrealized gain of $.1 million and $1.3 million at December 31, 1995, and 1994, respectively.

NOTE 14. ENVIRONMENTAL MATTERS

     Estimated liabilities for environmental costs, primarily in the Petroleum segment, at December 31, 1995, and 1994, were $32.7 million and $30.9 million, respectively. Receivables of $19.5 million and $18.5 million at December 31, 1995, and 1994, respectively, have been recognized as recoverable from state funds in connection with laws permitting reimbursement by the states of certain expenses associated with underground storage tank problems and repairs.

NOTE 15. SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

                                                                      QUARTER
                                                      ---------------------------------------
                                                        1          2          3          4
                                                      ------     ------     ------     ------
                                                       (DOLLARS IN MILLIONS EXCEPT PER SHARE
                                                                     AMOUNTS)
    1995
    Sales and operating revenues....................  $777.2     $927.6     $801.7     $803.5
    Operating profit................................  $ 65.2     $ 53.7     $ 46.0     $ 31.3
    Net income......................................  $ 29.0     $ 21.2     $ 16.5     $  8.0
    Earnings per common share.......................  $  .97     $  .71     $  .55     $  .27
    1994
    Sales and operating revenues....................  $692.1     $738.1     $805.3     $823.8
    Operating profit (loss).........................  $ 81.0     $(16.3)    $ 55.0     $ 73.8
    Net income (loss)...............................  $ 41.4     $(24.6)    $ 24.7     $ 37.6
    Earnings (loss) per common share................  $ 1.38     $ (.82)    $  .83     $ 1.25

     Net income in the 1995 fourth quarter was reduced by $24.6 million from charges related to applying SFAS No. 121 and for severance and early retirements associated with reorganizations in the Natural Gas Liquids segment. Net income in the 1995 fourth quarter increased $4.9 million from a favorable settlement of a crude pricing dispute.

                                   MAPCO INC.

     Net income in the second quarter of 1994 was reduced by $45.5 million associated with the settlement of the royalty oil dispute with the state of Alaska.

NOTE 16. SUBSEQUENT EVENTS

     In January 1996, the Company announced that it had signed a letter of intent with Beacon to form a limited liability company which will own substantially all of the net assets of the Coal segment. Beacon will own 75 percent of the new company and MAPCO will own 25 percent. The transaction is expected to be finalized in the second quarter of 1996.

     In January 1996, the Company finalized negotiations on a new coal supply contract with The Virginia Electric & Power Company ("VEPCO"). The 2.25 million ton per year contract is a 10-year agreement that begins in January 1997. The contract will replace the Company's current 1.0 million ton per year supply agreement with VEPCO which expires at the end of 1996.

     In January 1996, the Company signed an agreement to sell its Thermogas Iowa propane and liquid fertilizer assets, as well as its remaining liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin, to CENEX Inc. The Company expects to receive $35.8 million in cash plus working capital and realize a gain, based on the terms of the agreement. The transaction is expected to be completed by March 29, 1996. The operations from the Thermogas properties to be sold represented approximately two percent of the Company's 1995 sales and operating revenues.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31,
                                                                     --------------------------
                                                                      1995      1994      1993
                                                                     ------    ------    ------
                                                                       (DOLLARS IN MILLIONS)
Expenses:
  Selling, general and administrative..............................  $ 21.4    $ 20.4    $ 14.5
  Depreciation and amortization....................................     2.1       2.9       3.1
  Interest and debt expense........................................    46.0      39.8      40.0
  Other income -- net..............................................    (3.4)     (2.9)    (10.7)
                                                                     ------    ------    ------
Loss before Provision for Income Taxes.............................   (66.1)    (60.2)    (46.9)
Provision for Income Taxes.........................................    22.1      21.5      15.8
Equity in Net Income of Subsidiaries...............................   118.7     117.8     158.1
                                                                     ------    ------    ------
Net Income.........................................................  $ 74.7    $ 79.1    $127.0
                                                                     ======    ======    ======

                  See notes to condensed financial statements.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                             1995       1994
                                                                           --------   --------
                                                                              (DOLLARS IN
                                           ASSETS                              MILLIONS)
Current Assets:
  Cash and cash equivalents..............................................  $    9.8   $    7.3
  Receivables............................................................        .2         .3
  Prepaid expenses and other.............................................       5.7       18.7
  Net assets held for sale...............................................     248.3         --
                                                                           --------   --------
          Total current assets...........................................     264.0       26.3
                                                                           --------   --------
Property, Plant and Equipment, net.......................................      11.0        8.9
                                                                           --------   --------
Other Assets:
  Receivables from and investments in subsidiaries.......................   1,107.8    1,226.3
  Other assets...........................................................      24.3        4.9
                                                                           --------   --------
          Total other assets.............................................   1,132.1    1,231.2
                                                                           --------   --------
                                                                           $1,407.1   $1,266.4
                                                                           ========   ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt...................................  $   25.4   $   31.0
  Accounts payable.......................................................      33.8       24.5
  Accrued taxes..........................................................      12.7         .5
  Other current liabilities..............................................       5.8        5.7
                                                                           --------   --------
          Total current liabilities......................................      77.7       61.7
                                                                           --------   --------
Long-Term Debt, excluding current maturities.............................     631.8      552.6
                                                                           --------   --------
Other Liabilities........................................................      50.3       20.0
                                                                           --------   --------
Deferred Income Taxes....................................................       5.0        9.5
                                                                           --------   --------
Stockholders' Equity:
  Common stock...........................................................      62.9       62.8
  Capital in excess of par value.........................................     203.0      202.6
  Retained earnings......................................................   1,401.8    1,356.4
                                                                           --------   --------
                                                                            1,667.7    1,621.8
  Treasury stock, at cost................................................    (966.7)    (935.6)
  Loan to ESOP...........................................................     (58.7)     (63.6)
                                                                           --------   --------
                                                                              642.3      622.6
                                                                           --------   --------
                                                                           $1,407.1   $1,266.4
                                                                           ========   ========

                  See notes to condensed financial statements.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1995       1994       1993
                                                                  -------    -------    -------
                                                                      (DOLLARS IN MILLIONS)
Cash Flows from Operating Activities:
  Net income....................................................  $  74.7    $  79.1    $ 127.0
  Reconciliation of net income to cash provided by operating activities:
     Depreciation and amortization..............................      2.1        2.9        3.1
     Provision for deferred income taxes........................      1.5       (7.9)      (1.2)
     Equity in net income of subsidiaries.......................   (118.7)    (117.8)    (158.1)
     Other items not requiring cash.............................      2.0        5.7        1.3
     Changes in operating assets and liabilities................     37.5      (16.5)      (3.0)
                                                                  -------    -------    -------
          Net cash used in operating activities.................      (.9)     (54.5)     (30.9)
                                                                  -------    -------    -------
Cash Flows from Investing Activities:
  Capital expenditures..........................................     (3.9)      (1.3)       (.6)
  Proceeds from sales of property, plant and equipment..........       --        1.0        1.4
  Accounts with subsidiaries....................................    (11.1)    (109.4)     241.8
                                                                  -------    -------    -------
          Net cash provided by (used in) investing activities...    (15.0)    (109.7)     242.6
                                                                  -------    -------    -------
Cash Flows from Financing Activities:
  Purchase of common stock......................................    (31.1)      (8.7)      (6.2)
  Increase (decrease) in borrowings.............................    104.6      165.1     (139.5)
  Dividends.....................................................    (29.7)     (30.0)     (30.0)
  Payments on long-term debt....................................    (26.0)      (8.0)     (10.0)
  Exercise of stock options.....................................       .1         .9        1.0
  Other.........................................................       .5         .1         .6
                                                                  -------    -------    -------
          Net cash provided by (used in) financing activities...     18.4      119.4     (184.1)
                                                                  -------    -------    -------
Increase (Decrease) in Cash and Cash Equivalents................      2.5      (44.8)      27.6
Cash and Cash Equivalents, January 1............................      7.3       52.1       24.5
                                                                  -------    -------    -------
Cash and Cash Equivalents, December 31..........................  $   9.8    $   7.3    $  52.1
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

     Statements of Cash Flow -- MAPCO Inc. made cash payments for interest of $45.8 million, $38.6 million, and $41.3 million in 1995, 1994 and 1993, respectively.

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

NOTE 3. DEBT AND GUARANTEES

     Information on the long-term debt of MAPCO Inc. is disclosed in Note 6 to the Consolidated Financial Statements. MAPCO Inc. has guaranteed certain trade payable obligations and performance guarantees arising in the ordinary course of business. The scheduled amounts to be paid on long-term debt during the next five years are: 1996 -- $25 million, 1997 -- $31 million, 1998 -- $36 million, 1999 -- $32 million and 2000 -- $23 million.

NOTE 4. DIVIDENDS RECEIVED

     Subsidiaries of MAPCO Inc. do not make formal cash dividend declarations and distributions to the parent. MAPCO Inc. receives and disburses cash on behalf of its subsidiaries. Any restrictions in debt agreements on the transfer of cash to MAPCO Inc. by its subsidiaries did not have any impact during 1995, 1994 or 1993.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

               COLUMN A                  COLUMN B             COLUMN C              COLUMN D        COLUMN E
- --------------------------------------  ----------    ------------------------    -------------    ----------
                                                             ADDITIONS
                                                      ------------------------
                                        BALANCE AT    CHARGED TO    CHARGED TO                     BALANCE AT
                                        BEGINNING     COSTS AND       OTHER                          END OF
             DESCRIPTION                OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS(1)      PERIOD
- --------------------------------------  ----------    ----------    ----------    -------------    ----------
Year Ended December 31, 1995
  Allowance for doubtful accounts --
     Receivables......................     $2.3          $ .5          $              $ 1.3           $1.5
                                        ========      ========      ========      ==========       ========
  Allowance for doubtful accounts --
     Other assets.....................     $             $1.6          $              $               $1.6
                                        ========      ========      ========      ==========       ========
Year Ended December 31, 1994
  Allowance for doubtful accounts --
     Receivables......................     $3.3          $ .3          $              $ 1.3           $2.3
                                        ========      ========      ========      ==========       ========
Year Ended December 31, 1993
  Allowance for doubtful accounts --
     Receivables......................     $3.0          $1.3          $              $ 1.0           $3.3
                                        ========      ========      ========      ==========       ========
  Allowance for doubtful accounts --
     Other assets.....................     $1.9          $             $              $ 1.9           $
                                        ========      ========      ========      ==========       ========

- ---------------

(1) Bad debts written off, less recoveries (net).

                               INDEX TO EXHIBITS

 4.(i)           Amendment No. 2 dated as of November 1, 1995, to the
                 competitive Advance and Revolving Credit Facility dated
                 as of April 29, 1994, among MAPCO Inc., the Lenders
                 named therein and Chemical Bank, as Agent for the Lenders  . . . . . . . . . . . . . . . . .

10.(c)           MAPCO Inc. 1986 Retirement Plan for Directors,
                 as amended and restated effective January 23, 1996 . . . . . . . . . . . . . . . . . . . . .

10.(k)           MAPCO Inc. 1989 Outside Director Stock Option Plan, as amended
                 January 23, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.(o)           Severance and Consulting Agreement dated as of September 1, 1995, between MAPCO Inc. and Robert M. Howe  . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.(p)           Settlement Agreement dated as of August 31, 1995,
                 between MAPCO Inc. and Frank S. Dickerson, III   . . . . . . . . . . . . . . . . . . . . . .

10.(q)           MAPCO Inc. Outside Director Phantom Stock Plan   . . . . . . . . . . . . . . . . . . . . . .

10.(t)           Coal Supply Agreement dated January 15, 1996
                 between Mettiki Coal Corporation and Virginia Electric and Power Company . . . . . . . . . .

11.              Statement re: computation of per share earnings  . . . . . . . . . . . . . . . . . . . . . .

12.              Computation of Ratio of Earnings to Fixed Charges  . . . . . . . . . . . . . . . . . . . . .

21.              List of Subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

23.              Independent Auditors' Consent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

24.              Power of Attorney, included as part of the signature page of this report . . . . . . . . . .

27.              Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .