Form 10-Q
period 1996-03-31
MAPCO INC
filed 1996-05-10
CIK 62142

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  March 31, 1996
                               -------------------------------------------------

Commission file number       1-5254
                       -------------------

                                 MAPCO Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                      73-0705739
- -------------------------------------------          ---------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

1800 South Baltimore Avenue, Tulsa, Oklahoma                   74119
- --------------------------------------------         ---------------------------
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

On May 8, 1996, 28,833,471 shares of MAPCO Inc. Common Stock, $1 par value, were outstanding.

                                   MAPCO Inc.

                                     Index


                                                               Page Number
                                                               -----------
PART I.   Financial Information:

      Condensed Consolidated Statements of Income for the three months ended March 31, 1996 and 1995

      Condensed Consolidated Balance Sheets,
      March 31, 1996 and December 31, 1995

      Condensed Consolidated Statements of Cash
      Flows for the three months ended March 31, 1996 and 1995

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

                                                            Three Months
                                                           Ended March 31,
                                                     --------------------------
                                                       1996              1995
                                                     --------          --------
Sales and Operating Revenues (1)                     $  865.8          $  777.2
                                                     --------          --------
Expenses:
  Outside purchases and operating
    expenses (1)                                        737.7             672.3
  Selling, general and administrative                    18.1              18.5
  Depreciation, depletion and amortization               19.9              27.2
  Interest and debt expense                              15.3              14.6
  Impairment of long-lived assets (Note 2)                8.7                 -
  Gain on sale of net assets held for
    disposal (Note 3)                                   (20.8)                -
  Other income - net                                      (.1)              (.5)
                                                     --------          --------
                                                        778.8             732.1
                                                     --------          --------
Income before Provision for Income Taxes                 87.0              45.1
                                                     --------          --------
Provision for Income Taxes:
  Current                                                29.0               8.7
  Deferred                                                1.9               6.9
                                                     --------          --------
                                                         30.9              15.6
                                                     --------          --------
Income before Minority Interest                          56.1              29.5

Minority Interest in Earnings of Subsidiary               (.9)              (.5)
                                                     --------          --------
Net Income                                           $   55.2          $   29.0
                                                     ========          ========
Earnings per Common Share                            $   1.90          $    .97
Average Common Shares Outstanding                        29.0              29.9
Cash Dividends per Common Share                      $    .25          $    .25

See Notes to Condensed Consolidated Financial Statements.
(1) Includes consumer excise taxes of $36.7 million and $31.2 million for the three months ended March 31, 1996 and 1995, respectively.

                                   MAPCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              Dollars in Millions

                                                March 31, 1996       December 31,
                                                 (Unaudited)             1995
                                                --------------       ------------
Current Assets:
  Cash and cash equivalents                       $    47.7           $    33.3
  Receivables                                         251.3               237.8
  Inventories (Note 5)                                108.4               117.1
  Prepaid expenses                                     23.5                22.3
  Other current assets                                 32.2                27.0
  Net assets held for disposal (Notes 2 & 3)          286.3               248.3
                                                  ---------           ---------
      Total current assets                            749.4               685.8
                                                  ---------           ---------
Property, Plant and Equipment, at cost              2,080.1             2,209.1
  Less - accumulated depreciation, depletion,
    amortization and impairment                      (764.6)             (835.4)
                                                  ---------           ---------
                                                    1,315.5             1,373.7
                                                  ---------           ---------
Other Assets                                          173.4               233.8
                                                  ---------           ---------
                                                  $ 2,238.3           $ 2,293.3
                                                  =========           =========
Current Liabilities:
  Current maturities of long-term debt            $    26.9           $    26.9
  Accounts payable                                    257.5               270.7
  Accrued taxes                                        70.7                49.0
  Accrued payroll and related expenses                 14.1                16.3
  Other current liabilities                            59.2                54.6
                                                  ---------           ---------
      Total current liabilities                       428.4               417.5
                                                  ---------           ---------
Long-Term Debt, excluding current
  maturities (Note 6)                                 787.8               801.0
                                                  ---------           ---------
Other Liabilities                                      99.3               116.2
                                                  ---------           ---------
Deferred Income Taxes                                 233.1               289.3
                                                  ---------           ---------
Minority Interest                                      27.9                27.0
                                                  ---------           ---------
Contingencies (Note 8)
                                                  ---------           ---------
Stockholders' Equity (Note 7):
  Common stock                                         62.9                62.9
  Capital in excess of par value                      203.3               203.0
  Retained earnings                                 1,449.9             1,401.8
                                                  ---------           ---------
                                                    1,716.1             1,667.7

  Treasury stock, at cost                            (995.6)             (966.7)
  Loan to ESOP                                        (58.7)              (58.7)
                                                  ---------           ---------
                                                      661.8               642.3
                                                  ---------           ---------
                                                  $ 2,238.3           $ 2,293.3
                                                  =========           =========

See Notes to Condensed Consolidated Financial Statements.

                                   MAPCO INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Dollars in Millions
                                  (Unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                     ------------------------------
                                                       1996                   1995
                                                     --------               -------
Cash Flows from Operating Activities:
  Net income                                         $   55.2             $   29.0
  Reconciliation of net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization           19.9                 27.2
      Provision for deferred income taxes                 1.9                  6.9
      Other items not requiring (providing)
        cash (Note 4)                                    (3.9)                 1.3
                                                     --------             --------
          Funds provided by operations                   73.1                 64.4
      Changes in operating assets and
        liabilities (Note 4)                            (19.3)                23.9
                                                     --------             --------
          Net cash provided by operating activities      53.8                 88.3
                                                     --------             --------
Cash Flows from Investing Activities:
  Capital expenditures and acquisitions, net of
    liabilities assumed                                 (32.3)               (44.6)
  Proceeds from sale of net assets held for disposal     43.0                    -
  Proceeds from sales of property, plant and
    equipment                                              .7                   .6
  Other                                                  (1.0)                   -
                                                     --------             --------
          Net cash provided by (used in)
            investing activities                         10.4                (44.0)
                                                     --------             --------
Cash Flows from Financing Activities:
  Purchase of common stock                              (28.9)                (1.7)
  Decrease in borrowings                                (13.1)               (26.6)
  Dividends                                              (7.9)                (7.5)
  Payments on long-term debt                              (.1)                (3.1)
  Exercise of stock options                                .2                    -
                                                     --------             --------
          Net cash used in financing activities         (49.8)               (38.9)
                                                     --------             --------
Increase in Cash and Cash Equivalents                    14.4                  5.4

Cash and Cash Equivalents, January 1                     33.3                 30.6
                                                     --------             --------
Cash and Cash Equivalents, March 31                  $   47.7             $   36.0
                                                     ========             ========

See Notes to Condensed Consolidated Financial Statements.

                                   MAPCO INC.
              Notes to Condensed Consolidated Financial Statements


Note 1 - Accounting Policies

In the opinion of Management, the accompanying condensed consolidated financial statements of MAPCO Inc. and its subsidiaries ("MAPCO" or the "Company") contain all adjustments necessary to present fairly the financial position as of March 31, 1996 (unaudited) and December 31, 1995, the results of operations for the three months ended March 31, 1996 and 1995 (both unaudited) and the cash flows for the three months ended March 31, 1996 and 1995 (both unaudited). Reclassifications have been made to prior year amounts to conform to current year presentations. All significant intercompany accounts and transactions have been eliminated.


Note 2 - Impairment of Long-Lived Assets

In the first quarter of 1996, the Company recorded an $8.7 million impairment loss to reflect the fair value of the Coal segment's net assets, which are shown as Net Assets Held for Disposal on the condensed consolidated balance sheets. Management believes that the amounts used to calculate the impairment charge represent a reasonable estimate of the fair value of the net assets of the Coal segment for the quarter. Upon completion of the divestiture of the Coal segment discussed in Note 3, the fair value of the segment's net assets could differ materially from the amounts estimated in determining the amount of impairment.


Note 3 - Net Assets Held for Disposal

In January 1996, MAPCO signed a letter of intent to sell 75 percent of substantially all of the net assets of the Coal segment. The Company is continuing discussions to sell its Coal business, but now expects that 100 percent of the Coal segment will be divested. The Company is also considering a spin-off of the Coal business to its shareholders. The Company expects the divestiture of the Coal segment to be completed during 1996.

In January 1996, the Company signed an agreement to sell its Thermogas Iowa propane and liquid fertilizer assets as well as its remaining liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin, to CENEX Inc. The sale of assets to CENEX Inc. was completed on March 29, 1996. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information regarding the CENEX Inc. transaction.

For financial reporting purposes, the assets and liabilities attributable to the Coal segment and the CENEX Inc. transaction (December 31, 1995 only) have been classified in the condensed consolidated balance sheets as Net Assets Held for Disposal and consist of the following (in millions):

                                                                         December 31, 1995
                                  March 31, 1996                -------------------------------------
                                      Coal                       Coal        Thermogas          Total
                                    --------                    ------       ---------         ------
Current Assets                       $ 94.4                     $ 68.0         $14.4           $ 82.4
Property, Plant and
  Equipment, net                      247.7                      184.9          10.0            194.9
Other Assets                           87.1                       26.5            .1             26.6
                                     ------                     ------         -----           ------
  Total Assets                        429.2                      279.4          24.5            303.9
                                     ------                     ------         -----           ------

Current Liabilities                    49.0                       33.6           1.1             34.7
Other Liabilities                      93.9                       20.9             -             20.9
                                     ------                     ------         -----           ------
  Total Liabilities                   142.9                       54.5           1.1             55.6
                                     ------                     ------         -----           ------
Net Assets                           $286.3                     $224.9         $23.4           $248.3
                                     ======                     ======         =====           ======

Net Assets Held for Disposal at March 31, 1996, represent 100 percent of the Coal segment's net assets. The Coal segment's sales and operating revenues were $124.3 million and $102.3 million and operating profit was $10.2 million and $9.2 million for the three months ended March 31, 1996 and 1995, respectively.


Note 4 - Statements of Cash Flows

Other items not requiring (providing) cash reported in cash flows from operating activities consist of (in millions):

                                                                         Three Months
                                                                        Ended March 31,
                                                                 -----------------------------
                                                                   1996                 1995
                                                                 --------             --------
Net periodic pension income                                      $      -             $    (.4)
Gain on sale of net assets held for disposal                        (20.8)                   -
Gain on sales of property, plant and equipment                        (.2)                 (.2)
Minority interest in earnings of subsidiary                            .9                   .5
Impairment of long-lived assets                                       8.7                    -
Litigation and environmental accruals                                 4.8                    -
Refinery turnaround accrual                                           1.0                    -
Recovery of advance royalties                                          .9                   .9
Other non-cash income and expense items - net                          .8                   .5
                                                                 --------             --------
                                                                 $   (3.9)            $    1.3
                                                                 ========             ========

Changes in operating assets and liabilities consist of (in millions):

                                                         Three Months
                                                        Ended March 31,
                                                 ---------------------------
                                                   1996               1995
                                                 --------           --------

Decrease (increase) in:
  Receivables                                    $  (28.4)          $   36.5
  Inventories                                         8.5              (11.7)
  Prepaid expenses                                   (6.0)                .9
  Other current assets                               (5.2)                .8
  Other assets                                       (2.0)                .1
Increase (decrease) in:
  Accounts payable                                   (7.9)             (23.0)
  Accrued taxes                                      24.1               14.0
  Accrued payroll and related expenses                (.6)               2.8
  Other current liabilities                           1.9                4.2
  Other liabilities                                  (3.7)               (.7)
                                                 --------           --------
                                                 $  (19.3)          $   23.9
                                                 ========           ========

Income taxes paid were $4.6 million and income taxes refunded were $11.6 million for the three months ended March 31, 1996 and 1995, respectively.

Interest paid, net of amounts capitalized, was $6.9 million and $4.9 million for the three months ended March 31, 1996 and 1995, respectively.


Note 5 - Inventories

Inventories consist of (in millions):

                                                 March 31,         December 31,
                                                   1996                1995
                                                 --------          ------------
Raw materials - crude oil                        $   23.6           $   24.1
                                                 --------           --------
Finished products:
Refined petroleum products                           49.5               43.6
Fertilizer and natural gas liquids                   12.9               24.2
Retail merchandise                                   22.4               22.1
Coal                                                    -                3.1
                                                 --------           --------
                                                     84.8               93.0
                                                 --------           --------
Inventories                                      $  108.4           $  117.1
                                                 ========           ========

Excluded from the March 31, 1996, coal inventory balance was $10.8 million and from the December 31, 1995, fertilizer and natural gas liquids, retail merchandise and coal inventory balances were $7.2 million, $.5 million and $9.3 million, respectively, which were reclassified to Net Assets Held for Disposal on the condensed consolidated balance sheets (see Note 3).

The cost to replace the Petroleum segment's crude oil, refined petroleum products and retail merchandise inventories in excess of their last-in, first-out carrying values was approximately $22.9 million at March 31, 1996 and $16.5 million at December 31, 1995.


Note 6 - Long-Term Debt

Long-term debt consists of (in millions):

                                                                March 31,       December 31,
                                                                  1996             1995
                                                                --------        -----------
MAPCO Inc.
Commercial paper and bank money market lines                    $  276.6         $  289.7
8.43% ESOP Notes, payable in mortgage type
  principal reductions annually through 2003                        58.7             58.7
Medium Term Notes, various maturities through 2022                 308.8            308.8
                                                                --------         --------
                                                                   644.1            657.2
                                                                --------         --------
Subsidiaries
Senior Notes:
  8.51% Notes, payable 2007                                         15.0             15.0
  8.95% Notes, payable 2012                                         35.5             35.5
  8.20% Notes, payable $2.5 annually 2007 through 2012              15.0             15.0
  8.59% Notes, payable 2017                                         14.5             14.5
  8.70% Notes, payable $2.0 annually 2018 through 2022              10.0             10.0
  6.67% Notes, payable $15.0 annually 2001 through 2005             75.0             75.0
Other                                                                5.6              5.7
                                                                --------         --------
                                                                   170.6            170.7
                                                                --------         --------
                                                                   814.7            827.9
Less - current maturities                                          (26.9)           (26.9)
                                                                --------         --------
Long-term debt                                                  $  787.8         $  801.0
                                                                ========         ========

Interest rates on commercial paper and bank money market lines ranged from 5.35% to 6.15% during the first quarter of 1996 and from 5.83% to 6.25% during the first quarter of 1995. Commercial paper and bank money market lines outstanding at March 31, 1996 and December 31, 1995 were classified as long-term debt. MAPCO has the ability and intent, if necessary, under a bank credit agreement to refinance up to $300 million of commercial paper and bank money market lines with long-term debt having maturities in excess of one year.

MAPCO has bank credit agreements which represent a total committed line of credit of $350 million. The first bank credit agreement is for $300 million and reduces in quarterly increments of $25 million commencing June 30, 1998.
In December 1995, MAPCO obtained an additional $50 million commitment under a bank credit agreement which matures in December 1996. Interest on borrowings under the bank credit agreements would be at rates generally less than the prime interest rate. MAPCO must pay a commitment fee to maintain the bank credit agreements. These agreements serve as a back-up for MAPCO's outstanding commercial paper and bank money market lines. As of March 31,

1996, no borrowings were outstanding under the bank credit agreements.

As of March 31, 1996, MAPCO had $308.8 million of Medium Term Notes outstanding. These notes mature at various times through 2022 and bear interest at rates ranging from 7.60% to 8.87%.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' subsidiaries to MAPCO Inc. At March 31, 1996, $190 million of net assets were restricted by such provisions.


Note 7 - Employee Benefit Plans

With respect to its Employee Stock Ownership Plan ("ESOP"), MAPCO recognized compensation expense of $.8 million and $.7 million for the three months ended March 31, 1996 and 1995, respectively. Interest expense on ESOP related debt was $1.2 million and $1.3 million for the three months ended March 31, 1996 and 1995, respectively. Dividends on the allocated and unallocated MAPCO common stock held by the ESOP were $.6 million for the three months ended March 31, 1996 and 1995, respectively, and will be used for ESOP debt service.


Note 8 - Contingencies

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

In March 1996, a judgement was rendered in a case tried in the state district court in Houston, Texas against Seminole, Mid-America Pipeline Company and MAPCO (the "defendants"). The judgement totaled approximately $72 million in actual damages, exemplary damages and interest, with only $5.4 million pertaining to actual damages found by the jury. Following the denial of a motion for new trial on April 19, 1996, the defendants announced that they plan to appeal.

The plaintiffs in cases which remain to be tried in Harris, Maverick and Washington counties in Texas, seek unspecified amounts for actual and exemplary damages.

Management believes that it has defenses of considerable merit and will vigorously litigate all pending disputes and/or seek settlements favorable to the Company, but is not able to predict the ultimate outcome of these matters at this time. The Company has accrued a liability representing an estimate of amounts it may incur in connection with the final resolution of all the remaining claims related to the explosion. The Company has also recorded a receivable which corresponds to the remainder of its insurance coverage to be reimbursed by its insurance carrier. Resolutions unfavorable to the Company could result in material liabilities and charges which have not been reflected in the condensed consolidated financial statements.


Seminole Loop/Aquila-LaGrange Line Litigation

In May 1993, Seminole completed its Seminole loop project and in January 1994, Seminole completed its Aquila-LaGrange line project. At December 31, 1995, Seminole was the plaintiff in over 70 eminent domain lawsuits in which defendant landowners claim additional compensation for and/or damages to tracts of land traversed by these projects in 12 counties in the state of Texas. Many of the lawsuits claim punitive damages for alleged fraud, illegal entry and other wrongful conduct. On March 29, 1996, the Company settled 21 of the lawsuits for $3 million which will be capitalized as a cost of the project. Claims in this litigation are not covered by the Company's insurance.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales and operating revenues were as follows (in millions):

                                           Three Months Ended, March 31,
                                     -----------------------------------------
                                      1996             1995           Variance
                                     ------           ------          --------
     Natural Gas Liquids             $297.6           $260.0           $ 37.6
     Petroleum                        448.5            420.3             28.2
     Coal                             124.3            102.3             22.0
     Eliminations                      (4.6)            (5.4)              .8
                                     ------           ------           ------
                                     $865.8           $777.2           $ 88.6
                                     ======           ======           ======

The $37.6 million increase in Natural Gas Liquids' sales and operating revenues was due to higher retail and wholesale propane sales and increased pipeline revenues. Retail propane sales increased $22.1 million due to increased sales volumes of 17.3 million gallons (15%) and an increase in average retail propane sale prices of 7.2 cents per gallon, reflecting the impact of colder weather conditions in the current quarter. Wholesale propane sales exceeded the first quarter of 1995 by $5.5 million also as a result of increased volumes due to the colder weather. Pipeline revenues increased $6.5 million principally because of improved ethane recoveries to meet increased demand on the Gulf Coast, and increased propane shipments to meet home heating market demand driven by colder weather conditions in the first quarter.

Petroleum's sales and operating revenues increased $28.2 million reflecting an increase in both refined product and Retail Marketing sales, partially offset by lower trading sales. Refined product sales increased $76.2 million as production increased over 1995 at both the Memphis and North Pole Refineries reflecting increased demand and the impact of capital projects completed last summer. Also, average product sales prices increased $2.45 per barrel at the Memphis Refinery and $1.11 per barrel at the North Pole Refinery. Retail Marketing sales increased $20.0 million over the 1995 first quarter due to the impact of the acquisition of 27 stores in the Nashville, Tennessee area at the end of March 1995, and an increase in per store merchandise sales. Sales from trading activities decreased $68.0 million from last year's first quarter because trading activities have been significantly curtailed since the third quarter of 1995.

The Coal segment set a new quarterly record for tons sold during the first quarter of 1996 at 4.3 million tons. Sales and operating revenues increased $22.0 million over 1995 primarily due to additional brokerage volumes, higher sales volumes at the Martiki, Mettiki and Dotiki mines, and higher average sales prices at the Virginia Region coal mines. Tons sold at the

Martiki mine increased 359 thousand tons (75%) reflecting the impact of increased production from a new reserve area combined with significantly increased sales to a major customer. Mettiki's sales volumes increased 389 thousand tons (65%) reflecting a reduction of coal inventories. Dotiki's sales volumes improved 197 thousand tons (39%) as a result of a new raw coal sales contract with a major customer which began in July 1995. The Virginia Region sales increased 16% primarily due to a $1.78 per ton sales price increase reflecting stronger metallurgical coal markets.

Outside purchases and operating expenses increased $65.4 million in the first quarter of 1996 as compared to 1995. Details by segment are as follows (in millions):

                                       Three Months Ended March 31,
                     ----------------------------------------------------------------
                             1996                  1995                Variance
                     --------------------  --------------------  --------------------
                      Outside   Operating   Outside   Operating   Outside   Operating
                     Purchases   Expenses  Purchases   Expenses  Purchases   Expenses
                     ---------  ---------  ---------  ---------  ---------  ---------
Natural Gas Liquids   $ 165.8    $  47.5    $ 138.0    $  47.4    $ (27.8)   $   (.1)
Petroleum               378.0       44.2      364.1       41.4      (13.9)      (2.8)
Coal                     23.1       79.1       16.6       64.8       (6.5)     (14.3)
                      -------    -------    -------    -------    -------    -------
                      $ 566.9    $ 170.8    $ 518.7    $ 153.6    $ (48.2)   $ (17.2)
                      =======    =======    =======    =======    =======    =======

Natural Gas Liquids' outside purchases increased $27.8 million primarily as a result of higher product costs and increased propane volumes. Colder weather conditions during the current quarter increased demand and tightened supplies which resulted in an 11.0 cent per gallon increase in wholesale propane costs over last year. Operating expenses were comparable with last year.

Petroleum's outside purchases increased $13.9 million as increased purchases by the Memphis Refinery, North Pole Refinery and Retail Marketing were mostly offset by lower trading purchases. Refinery purchases increased $73.9 million as crude throughput at both the Memphis and North Pole Refineries increased over the 1995 quarter and because crude prices increased sharply over last year. Retail Marketing purchases increased $7.6 million primarily due to the higher volume of purchases associated with 27 stores acquired at the end of March 1995. Trading purchases decreased $67.6 million as trading activities have been significantly curtailed since the third quarter of 1995. Operating expenses increased $2.8 million because of general increases at both Refineries related to the volume increases and from higher Retail Marketing expenses due to operating more stores in the current quarter.

Coal's outside purchases exceeded last year by $6.5 million primarily due to increased coal brokerage activities. Operating expenses increased $14.3 million reflecting higher production levels at Martiki and increased shipping levels at Mettiki and Dotiki.

The decrease in depreciation, depletion and amortization is primarily attributable to depreciation and depletion not recorded on assets held for disposal in the Coal segment.

The effective income tax rate for the first quarter of 1996 was 35.5% compared to 34.6% in the first quarter of 1995. The difference between the statutory Federal income tax rate of 35% and the effective income tax rate is primarily due to statutory depletion, partially offset by state taxes.

Operating profit for the three months ended March 31, 1996 and 1995 is detailed below (in millions):

                                    1996            1995            Variance
                                   ------          ------           --------
     Natural Gas Liquids           $ 84.8          $ 55.0            $ 29.8
     Petroleum                       13.2             1.0              12.2
     Coal                            10.2             9.2               1.0
                                   ------          ------            ------
                                   $108.2          $ 65.2            $ 43.0
                                   ======          ======            ======

Natural Gas Liquids' operating profit increased $29.8 million because of a $20.8 million gain recognized on the sale of certain Thermogas assets to CENEX Inc. and higher pipeline and retail propane profits. Pipeline's operating profit increased $3.8 million (15%) primarily as a result of strong revenues achieved in the quarter. The increase in pipeline revenues was attributable to: (1) increased demand for ethane on the Gulf Coast in the current quarter which prompted strong ethane recoveries and shipments by producers on the Rocky Mountain Pipeline, and (2) colder weather conditions which significantly increased propane demand and shipments to the home heating markets. Thermogas' operating profit increased $5.0 million excluding the $20.8 million impact of the CENEX Inc. transaction. Increased propane volumes, brought about by significantly colder weather conditions in the current quarter, was the principal reason for the increase in Thermogas' operating profit.

Petroleum's operating profit increased $12.2 million primarily because of increased profits by the Memphis Refinery and Retail Marketing. Profits at the Memphis Refinery increased $9.3 million over last year due to increased margins and volumes. Margins increased $0.92 per barrel (66%) over the first quarter of last year as sales prices increased more than crude costs. Sales of processed product at the Memphis Refinery increased 2.0 million barrels (28%) over last year, reflecting the impact of an expansion project completed last summer. Retail Marketing's operating profit increased $3.0 million over the first quarter of 1995, primarily due to higher merchandise profits. The increase in retail merchandise profits was attributable to a 24% increase in merchandise volumes, reflecting the impact of 27 stores acquired in March 1995 and increased merchandise volumes on a per store basis. The North Pole Refinery's operating profit was comparable with last year as an increase in volumes was offset by lower margins.

Coal's first quarter operating profit was comparable to the prior year.

MAPCO's consolidated first quarter 1996 net income was $55.2 million or $1.90
per share, compared to $29.0 million or $0.97 per share in 1995.   Excluding
the impact of the CENEX Inc. transaction, net income in the 1996 quarter was $41.8 million or $1.44 per share. Average common shares outstanding were 29.0 million in 1996 and 29.9 million in 1995.


FINANCIAL CONDITION

Cash Generation

Cash generation was as follows (in millions):

Three Months Ended, March 31,                           1996             1995
- -----------------------------                         --------         --------
 Funds provided by operations                         $   73.1         $   64.4
 Changes in operating assets and liabilities             (19.3)            23.9
                                                      --------         --------
 Net cash provided by operating activities                53.8             88.3
 Net cash provided by (used in)
   investing activities                                   10.4            (44.0)
 Net cash used in financing activities                   (49.8)           (38.9)
                                                      --------         --------
 Cash generation                                      $   14.4         $    5.4
                                                      ========         ========

The increase in funds provided by operations was primarily due to improved operating results in the Natural Gas Liquids' segment and the Petroleum segment during the first quarter of 1996 as compared to the first quarter of 1995.

The negative impact of changes in operating assets and liabilities in 1996 was primarily attributable to: (a) the payment of propane purchases made at the end of 1995 to build-up inventories in anticipation of the home heating season and
(b) an increase in receivables resulting from strong sales and operating revenues during the first quarter of 1996. These negative items were partially offset by a decrease in propane inventories and an increase in accrued taxes resulting from the timing of estimated Federal income tax payments.

The change in operating assets and liabilities during the first three months of 1995 was primarily attributable to an increase in accrued taxes related to the impact of the State Royalty Oil settlement which resulted in a significant tax refund during the first quarter of 1995.

Cash generated from investing activities during the first three months of 1996 included $43.0 million of proceeds from Thermogas' sale of its Iowa propane assets and its liquid fertilizer assets to CENEX Inc. These proceeds were partially offset by $32.3 million of capital expenditures, of which $14.3 million was for capital items necessary to maintain existing operations. Capital expenditures in 1996 also included $4.3 million for the expansion of the Hobbs Station in west Texas and $3.9 million for a saturated gas plant expansion at the Memphis Refinery. Cash used in investing activities during the first three months of 1995 consisted of $44.6 million of capital expenditures, of which $17.2 million was for capital items necessary to maintain existing operations. Capital expenditures in 1995 also included $10.3 million for the acquisition of 27 retail gasoline/convenience stores in the Nashville, Tennessee market area.

Cash used in financing activities for the first three months of 1996 included the repurchase of 519,200 shares of MAPCO common stock for $28.9 million, a net decrease in short-term debt of $13.1 million and the payment of $7.9 million of dividends. Cash used in financing activities for the first three months of 1995 included a net reduction in short-term borrowings of $26.6 million, dividend payments of $7.5 million and the repayment of $3.1 million of fixed-rate debt.


Capitalization

Capitalization, which includes long-term debt (excluding current maturities) and stockholders' equity, increased from $1,443.3 million at December 31, 1995 to $1,449.6 million at March 31, 1996. The increase represents the favorable impact of 1996 operating results on stockholders' equity, partially offset by the repurchase of MAPCO common stock, a net decrease in short-term debt and the payment of dividends. MAPCO's long-term debt as a percentage of capitalization was 54% at March 31, 1996 compared to 56% at December 31, 1995.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' subsidiaries to MAPCO Inc. At March 31, 1996, $190 million of net assets were restricted by such provisions.


Liquidity and Capital Resources

MAPCO's primary sources of liquidity are its cash and cash equivalents, internal cash generation, and external financing. At March 31, 1996, MAPCO had $47.7 million of cash and cash equivalents.

MAPCO's external financing sources include its bank credit agreements and its ability to issue public or private debt, including commercial paper. MAPCO's bank credit agreements represent a total committed line of credit of $350 million. The commitment under the first bank credit agreement is for $300 million and reduces in quarterly amounts of $25 million beginning June 30, 1998. In December 1995, MAPCO obtained an additional $50 million commitment under a bank credit agreement which matures in December, 1996.

Both agreements serve as a back-up for commercial paper and for borrowings against bank money market lines. As of March 31, 1996, no borrowings were outstanding under the bank credit agreements.

In 1990, MAPCO filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $400 million of debt securities. As of March 31, 1996, MAPCO had outstanding $308.8 million of Medium Term Notes under this registration. MAPCO has the authorization to issue up to an additional $47 million of Medium Term Notes. The proceeds from any debt issued under the shelf registration statement have been and will continue to be used for general corporate purposes, including working capital, capital expenditures, reduction of other debt and acquisitions.

In January 1996, MAPCO signed a letter of intent to sell 75 percent of substantially all of the net assets of the Coal segment. The Company is continuing discussions to sell its Coal business, but now expects that 100 percent of the Coal segment will be divested. The Company is also considering a spin-off of the Coal business to its shareholders. The Company anticipates the majority of any proceeds from the divestiture of the Coal segment will be used for capital expenditures, share repurchases and/or debt reduction.

On March 29, 1996, the Company sold its Thermogas Iowa propane and fertilizer assets and its remaining Thermogas liquid fertilizer assets in Arkansas, Illinois, Indiana, Ohio, Minnesota and Wisconsin to CENEX Inc. The transaction resulted in proceeds of $43.0 million which were used primarily for capital expenditures, share repurchases and debt reduction.

MAPCO's existing debt and credit agreements contain covenants which limit the amount of additional indebtedness the Company may incur. Management believes that the Company has sufficient capacity to fund its anticipated needs.

Capital expenditures in 1996 are expected to be approximately $170 million, of which $115 million will be for acquisitions and expansion projects. MAPCO expects to utilize cash from operations and funding sources, as needed, to meet anticipated 1996 capital expenditures. Beginning in 1997, MAPCO's liquidity is expected to increase since cash from operations is anticipated to exceed currently projected capital expenditures, environmental projects, debt service and dividends. MAPCO anticipates that future excess internal cash generation will be used primarily for debt reduction and capital expenditures.

                                    PART II
                               OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K

     (a).     Exhibits

              Exhibit 11 - Statement Regarding Computation of per
              Share Earnings.

              Exhibit 12 - Computation of Ratio of Earnings to Fixed
              Charges.

              Exhibit 27 - Financial Data Schedule.


     (b).     Reports on Form 8-K

              Current Report on Form 8-K filed January 17, 1996, regarding the Company's announcement of its intention to sell a majority interest in its coal business.

              Current Report on Form 8-K filed on February 1, 1996, announcing the finalization of negotiations regarding the award of a coal supply contract by Virginia Electric & Power Company to Mettiki Coal Corporation.

              Current Report on Form 8-K filed February 20, 1996, regarding a civil jury award against the Company and two of its affiliated companies in connection with a 1992 explosion at a storage cavern near Brenham, Texas.

              Current Report on Form 8-K filed March 12, 1996, regarding civil judgment entered into against the Company and two of its affiliated companies in connection with a 1992 explosion at a storage cavern near Brenham, Texas.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        MAPCO Inc.



Date: May 10, 1996                      /s/ PHILIP W. BAXTER
      ----------------                  ----------------------------
                                        Philip W. Baxter
                                        Senior Vice President and
                                        Chief Financial Officer




Date: May 10, 1996                      /s/ GORDON E. SCHAECHTERLE
      ----------------                  ----------------------------
                                        Gordon E. Schaechterle
                                        Vice President, Controller
                                        and Tax

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