Form 10-Q
period 1996-06-30
MAPCO INC
filed 1996-08-12
CIK 62142

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               June 30, 1996
                                ------------------------------------------------


Commission file number       1-5254
                       -----------------

                                  MAPCO Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                        73-0705739
- -------------------------------------------            -------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

1800 South Baltimore Avenue, Tulsa, Oklahoma                      74119
- --------------------------------------------           -------------------------
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

On August 6, 1996, 28,786,750 shares of MAPCO Inc. Common Stock, $1 par value, were outstanding.

                                 MAPCO Inc.

                                    Index



PART I.   Financial Information:

      Condensed Consolidated Statements of Income for the three and six months ended June 30, 1996 and 1995

      Condensed Consolidated Balance Sheets,
      June 30, 1996 and December 31, 1995

      Condensed Consolidated Statements of Cash
      Flows for the six months ended June 30,
      1996 and 1995

      Notes to Condensed Consolidated Financial
      Statements

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations

PART II.  Other Information:

      Legal Proceedings

      Submission of Matters to a Vote of Security
      Holders

      Exhibits and Reports on Form 8-K

      Signatures

                                     PART I
                             FINANCIAL INFORMATION
                                   MAPCO INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         Dollars and Shares in Millions
                            except per share amounts
                                  (Unaudited)

                                                                       Three Months                    Six Months
                                                                      Ended June 30,                 Ended June 30,
                                                                  ------------------------       -----------------------
                                                                     1996           1995            1996          1995
                                                                  ---------       --------       ---------      --------
Sales and Operating Revenues (1)                                  $   782.7       $  814.8       $ 1,524.2      $1,489.7
                                                                  ---------       --------       ---------      --------
Expenses:
  Outside purchases and operating
    expenses (1)                                                      705.0          743.2         1,340.2       1,333.9
  Selling, general and administrative                                  15.6           15.3            30.8          30.6
  Depreciation and amortization                                        19.9           18.9            39.8          37.8
  Interest and debt expense                                            14.6           14.4            29.8          28.9
  Gain on sale of net assets held for
    disposal (Note 3)                                                     -              -           (20.8)            -
  Other (income) expense - net                                          (.9)           0.1            (1.0)         (0.4)
                                                                  ---------       --------       ---------      --------
                                                                      754.2          791.9         1,418.8       1,430.8
                                                                  ---------       --------       ---------      --------

Income from Continuing Operations before
  Provision for Income Taxes                                           28.5           22.9           105.4          58.9
                                                                  ---------       --------       ---------      --------

Provision for Income Taxes:
  Current                                                               8.2            4.5            34.7          11.2
  Deferred                                                              2.0            4.7             4.1          11.8
                                                                  ---------       --------       ---------      --------
                                                                       10.2            9.2            38.8          23.0
                                                                  ---------       --------       ---------      --------

Income from Continuing Operations before
  Minority Interest                                                    18.3           13.7            66.6          35.9
Minority Interest in Earnings of Subsidiary                             (.5)           (.6)           (1.4)         (1.1)
                                                                  ---------       --------       ---------      --------
Income from Continuing Operations                                      17.8           13.1            65.2          34.8
                                                                  ---------       --------       ---------      --------

Discontinued Operations (Note 2):
  Income from discontinued Coal operations,
    net of income taxes                                                 6.7            8.1            14.5          15.4
  Loss on disposal of the Coal segment,
    including operating income of $2.0
    million during phase-out period, net of
    income tax benefit                                                (45.5)             -           (45.5)            -
                                                                  ---------       --------       ---------      --------

Income (Loss) from Discontinued Operations                            (38.8)           8.1           (31.0)         15.4
                                                                  ---------       --------       ---------      --------
Net Income (Loss)                                                 $   (21.0)      $   21.2       $    34.2      $   50.2
                                                                  =========       ========       =========      ========


Earnings (Loss) per Common Share:
  Income from continuing operations                               $     .62       $    .44       $    2.25      $   1.17
  Net income (loss)                                               $    (.73)      $    .71       $    1.18      $   1.68
Average Common Shares Outstanding                                      28.8           29.9            28.9          29.9
Cash Dividends per Common Share                                   $     .25       $    .25       $     .50      $    .50

See Notes to Condensed Consolidated Financial Statements.

(1) Includes consumer excise taxes of $40.8 million and $43.2 million for the three months ended June 30, 1996 and 1995, respectively, and $77.5 million and $74.4 million for the six months ended June 30, 1996 and 1995, respectively.

                                   MAPCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              Dollars in Millions

                                                                                      June 30, 1996            December 31,
                                                                                       (Unaudited)                 1995
                                                                                      -------------            ------------
Current Assets:
  Cash and cash equivalents                                                             $   48.8                 $   33.3
  Receivables                                                                              261.0                    222.1
  Inventories (Note 5)                                                                     156.5                    114.0
  Prepaid expenses                                                                          20.5                     18.4
  Other current assets                                                                      30.8                     27.0
  Net assets of discontinued operations (Note 2)                                           231.0                    307.5
  Net assets held for disposal (Note 3)                                                        -                     23.4
                                                                                        --------                 --------
      Total current assets                                                                 748.6                    745.7
                                                                                        --------                 --------

Property, Plant and Equipment, at cost                                                   2,108.4                  2,062.1
  Less - accumulated depreciation and amortization                                        (778.1)                  (750.1)
                                                                                        --------                 --------
                                                                                         1,330.3                  1,312.0
                                                                                        --------                 --------

Other Assets                                                                               231.8                    225.0
                                                                                        --------                 --------

                                                                                        $2,310.7                 $2,282.7
                                                                                        ========                 ========
Current Liabilities:
  Current maturities of long-term debt                                                  $   39.7                 $   26.9
  Accounts payable                                                                         304.2                    263.9
  Accrued taxes                                                                             46.8                     47.9
  Accrued payroll and related expenses                                                      18.9                     15.4
  Other current liabilities                                                                 51.8                     52.5
                                                                                        --------                 --------
      Total current liabilities                                                            461.4                    406.6
                                                                                        --------                 --------

Long-Term Debt, excluding current
  maturities (Note 6)                                                                      811.1                    801.0
                                                                                        --------                 --------

Other Liabilities                                                                          115.3                    116.5
                                                                                        --------                 --------

Deferred Income Taxes                                                                      262.4                    289.3
                                                                                        --------                 --------

Minority Interest                                                                           28.4                     27.0
                                                                                        --------                 --------

Contingencies (Note 8)
                                                                                        --------                 --------

Stockholders' Equity (Note 7):
  Common stock                                                                              62.9                     62.9
  Capital in excess of par value                                                           203.9                    203.0
  Retained earnings                                                                      1,421.6                  1,401.8
                                                                                        --------                 --------
                                                                                         1,688.4                  1,667.7

  Treasury stock, at cost                                                                 (997.6)                  (966.7)
  Loan to ESOP                                                                             (58.7)                   (58.7)
                                                                                        --------                 --------
                                                                                           632.1                    642.3
                                                                                        --------                 --------

                                                                                        $2,310.7                 $2,282.7
                                                                                        ========                 ========

See Notes to Condensed Consolidated Financial Statements.

                                   MAPCO INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Dollars in Millions
                                  (Unaudited)

                                                                                                         Six Months
                                                                                                       Ended June 30,
                                                                                                -----------------------------
                                                                                                  1996                 1995
                                                                                                --------             --------
Cash Flows from Operating Activities:
  Net income                                                                                    $   34.2             $   50.2
  Reconciliation of net income to net cash
    provided by operating activities:
      Discontinued operations                                                                       31.0                (15.4)
      Depreciation and amortization                                                                 39.8                 37.8
      Provision for deferred income taxes                                                            4.1                 11.8
      Gain on sale of net assets held for
        disposal                                                                                   (20.8)                   -
      Other items not requiring cash (Note 4)                                                       10.3                  5.8
                                                                                                --------             --------
          Funds provided by operations                                                              98.6                 90.2
      Changes in operating assets and
       liabilities (Note 4)                                                                        (56.9)               (20.2)
                                                                                                --------             --------
          Net cash provided by continuing operations                                                41.7                 70.0
          Net cash provided by discontinued operations                                              30.3                 18.8
                                                                                                --------             --------
          Net cash provided by operating activities                                                 72.0                 88.8
                                                                                                --------             --------

Cash Flows from Investing Activities:
  Capital expenditures and acquisitions, net of
    liabilities assumed:
      Continuing operations                                                                        (63.1)               (63.4)
      Discontinued operations                                                                      (17.2)               (19.2)
  Proceeds from sale of net assets held for disposal                                                43.0                    -
  Proceeds from sales of property, plant and equipment                                               5.4                  1.7
  Other                                                                                             (2.2)                   -
                                                                                                --------             --------
          Net cash used in investing activities                                                    (34.1)               (80.9)
                                                                                                --------             --------

Cash Flows from Financing Activities:
  Purchase of common stock                                                                         (30.9)                (4.4)
  Increase in borrowings                                                                            19.6                 21.6
  Dividends                                                                                        (15.0)               (14.9)
  Issuance of long-term debt                                                                         3.8                    -
  Payments on long-term debt                                                                         (.5)                (3.5)
  Other                                                                                               .6                   .3
                                                                                                --------             --------
          Net cash used in financing activities                                                    (22.4)                 (.9)
                                                                                                --------             --------

Increase in Cash and Cash Equivalents                                                               15.5                  7.0

Cash and Cash Equivalents, January 1                                                                33.3                 30.6
                                                                                                --------             --------

Cash and Cash Equivalents, June 30                                                              $   48.8             $   37.6
                                                                                                ========             ========

See Notes to Condensed Consolidated Financial Statements.

                                   MAPCO INC.
              Notes to Condensed Consolidated Financial Statements


Note 1 - In the opinion of Management, the accompanying condensed consolidated financial statements of MAPCO Inc. and its subsidiaries ("MAPCO" or the "Company") contain all adjustments necessary to present fairly the financial position as of June 30, 1996 (unaudited) and December 31, 1995, the results of operations for the three and six months ended June 30, 1996 and 1995 (both unaudited) and the cash flows for the six months ended June 30, 1996 and 1995 (both unaudited). Prior year amounts have been reclassified to present the Coal business as discontinued and to conform to current year presentations. All intercompany accounts and transactions have been eliminated.


Note 2 - Discontinued Operations

In June 1996, the Company concluded it would sell its Coal business. In July 1996, the Company signed an agreement with the Beacon Group Energy Investment Fund L.P. ("Beacon") to sell substantially all of the net assets of the Coal business. The transaction is expected to be finalized in August 1996. As a result, operations of the Coal business for the current and prior periods have been shown as discontinued in the condensed consolidated statements of income. In connection with the sale, the Company made guarantees, indemnifications and representations for certain specified matters. Management of the Company does not expect these guarantees, indemnifications and representations to have any material impact on future operations.

Income from discontinued Coal operations includes income tax expense of $2.5 million and $4.8 million for the three and six months ended June 30, 1996, respectively, and $2.3 million and $4.1 million for the three and six months ended June 30, 1995, respectively. The loss on disposal of the Coal business is net of an income tax benefit of $29.5 million. The Coal segment's sales and operating revenues were $113.0 million and $237.3 million for the three and six months ended June 30, 1996, respectively, and $112.8 million and $215.1 million for the three and six months ended June 30, 1995, respectively.

For financial reporting purposes, the assets and liabilities attributable to the sale of the Coal business have been classified in the condensed consolidated balance sheets as Net Assets of Discontinued Operations and consist of the following (in millions):

                                                                        June 30,              December 31,
                                                                          1996                    1995
                                                                        --------              ------------
Current assets                                                           $ 88.4                    $ 90.7
Property, plant and
  equipment, net                                                          171.2                     246.6
Other assets                                                               37.8                      35.3
                                                                         ------                    ------
  Total assets                                                            297.4                     372.6
                                                                         ------                    ------

Current liabilities                                                        44.3                      44.5
Other liabilities                                                          22.1                      20.6
                                                                         ------                    ------
  Total liabilities                                                        66.4                      65.1
                                                                         ------                    ------

Net assets                                                               $231.0                    $307.5
                                                                         ======                    ======


Note 3 - Net Assets Held for Disposal

In January 1996, the Company signed an agreement to sell its Thermogas Iowa propane and liquid fertilizer assets as well as its remaining liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin, to CENEX Inc. ("CENEX"). The sale of assets to CENEX was completed on March 29, 1996. See RESULTS OF OPERATIONS on page 13 for additional information regarding the CENEX transaction. The assets and liabilities attributable to the CENEX transaction have been classified in the condensed consolidated balance sheets as Net Assets Held for Disposal and at December 31, 1995, consist of current assets ($14.4 million), property, plant and equipment, net ($10.0 million), other assets ($.1 million) and current liabilities ($1.1 million).

Note 4 - Statements of Cash Flows

Other items not requiring (providing) cash reported in cash flows from operating activities consist of (in millions):

                                                                                  Six Months
                                                                                Ended June 30,
                                                                         ----------------------------
                                                                          1996                  1995
                                                                         ------                ------
Net periodic pension expense                                             $  1.8                $  1.3
Gain on sales of property, plant and equipment                              (.8)                  (.2)
Minority interest in earnings of subsidiary                                 1.4                   1.1
Litigation and environmental accruals                                       5.4                   (.2)
Refinery turnaround accrual                                                 2.1                   3.4
Other non-cash income and expense items - net                                .4                    .4
                                                                         ------                ------
                                                                         $ 10.3                $  5.8
                                                                         ======                ======


Changes in operating assets and liabilities consist of (in millions):

                                                                                  Six Months
                                                                                Ended June 30,
                                                                         ----------------------------
                                                                          1996                 1995
                                                                         -------              -------
Decrease (increase) in:
  Receivables                                                            $ (36.0)             $  11.6
  Inventories                                                              (42.7)               (39.0)
  Prepaid expenses                                                          (1.7)                 5.6
  Other current assets                                                      (3.7)                  .3
  Other assets                                                              (2.9)                (2.3)
Increase (decrease) in:
  Accounts payable                                                          35.9                  (.4)
  Accrued taxes                                                              (.6)                 8.9
  Accrued payroll and related expenses                                       3.5                  3.9
  Other current liabilities                                                 (5.5)                (9.6)
  Other liabilities                                                         (3.2)                  .8
                                                                         -------              -------
                                                                         $ (56.9)             $ (20.2)
                                                                         =======              =======


Income taxes paid were $44.7 million and $2.9 million for the six months ended June 30, 1996 and 1995, respectively.

Interest paid, net of amounts capitalized, was $31.4 million and $29.9 million for the six months ended June 30, 1996 and 1995, respectively.

Note 5 - Inventories

Inventories consist of (in millions):

                                                                         June 30,           December 31,
                                                                           1996                 1995
                                                                         --------           ------------
Raw materials - crude oil                                                $  39.3               $  24.1
                                                                         -------               -------
Finished products:
  Refined petroleum products                                                51.4                  43.6
  Fertilizer and natural gas liquids                                        42.3                  24.2
  Retail merchandise                                                        23.5                  22.1
                                                                         -------               -------
                                                                           117.2                  89.9
                                                                         -------               -------
Inventories                                                              $ 156.5               $ 114.0
                                                                         =======               =======

The cost to replace the Petroleum segment's crude oil, refined petroleum products and retail merchandise inventories in excess of their last-in, first-out carrying values was approximately $21.8 million at June 30, 1996, and $16.5 million at December 31, 1995.

Note 6 - Long-Term Debt

Long-term debt consists of (in millions):

                                                                           June 30,             December 31,
                                                                             1996                   1995
                                                                           --------             ------------
MAPCO Inc.
- ----------
Commercial paper and bank money market lines                              $   309.3              $   289.7
8.43% ESOP Notes, payable in mortgage type
  principal reductions annually through 2003                                   58.7                   58.7
Medium Term Notes, various maturities through 2022                            308.8                  308.8
                                                                          ---------              ---------
                                                                              676.8                  657.2
                                                                          ---------              ---------
Subsidiaries
- ------------
Senior Notes:
  8.51% Notes, payable 2007                                                    15.0                   15.0
  8.95% Notes, payable 2012                                                    35.5                   35.5
  8.20% Notes, payable $2.5 annually 2007 through 2012                         15.0                   15.0
  8.59% Notes, payable 2017                                                    14.5                   14.5
  8.70% Notes, payable $2.0 annually 2018 through 2022                         10.0                   10.0
  6.67% Notes, payable $15.0 annually 2001 through 2005                        75.0                   75.0
Other                                                                           9.0                    5.7
                                                                          ---------              ---------
                                                                              174.0                  170.7
                                                                          ---------              ---------
                                                                              850.8                  827.9
Less - current maturities                                                     (39.7)                 (26.9)
                                                                          ---------              ---------
Long-term debt                                                            $   811.1              $   801.0
                                                                          =========              =========

Interest rates on commercial paper and bank money market lines ranged from 5.35% to 6.15% during the first six months of 1996 and from 5.83% to 6.25% during the first six months of 1995. Commercial paper and bank money market lines outstanding at June 30, 1996, and December 31, 1995, were classified as long-term debt. MAPCO has the ability and intent, if necessary, under a bank credit agreement to refinance up to $350 million of commercial paper and bank money market lines with long-term debt having maturities in excess of one year.

MAPCO has bank credit agreements which represent a total committed line of credit of $350 million. The first bank credit agreement is for $300 million and reduces in quarterly increments of $25 million commencing June 30, 1998. In December 1995, MAPCO obtained an additional $50 million commitment under a bank credit agreement which matures in December 1996 and is treated as long-term debt. In July 1996, the $50 million bank credit agreement was amended to increase the amount of the commitment to $100 million. The amended bank credit agreement reduces in $50 million increments in October 1996 and in December 1996. Interest on borrowings under the bank credit agreements would be at rates generally less than the prime interest rate. MAPCO must pay a commitment fee to maintain the bank credit agreements. These agreements serve as a back-up for MAPCO's outstanding commercial paper and bank money market lines. As of June 30, 1996, no borrowings were outstanding under the bank credit agreements.

As of June 30, 1996, MAPCO had $308.8 million of Medium Term Notes outstanding. These notes mature at various times through 2022 and bear interest at rates ranging from 7.60% to 8.87%.

The Company has entered into various interest rate swap agreements with financial institutions which effectively change the Company's interest rate exposure from variable rates to fixed rates on $100 million of debt. The swaps' interest rates are fixed at 5.82% and expire April 1, 2003. The swaps provide protection against actual interest rate exposure and are not speculative in nature.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' subsidiaries to MAPCO Inc. At June 30, 1996, $190 million of net assets were restricted by such provisions.


Note 7 - Employee Benefit Plans

MAPCO offers the MAPCO Inc. and Subsidiaries Profit Sharing and Savings Plan which includes an Employee Stock Ownership Plan feature ("ESOP"). With respect to the ESOP, MAPCO recognized compensation expense of $.8 million and $1.6 million for the three and six months ended June 30, 1996, respectively, and $.7 million and $1.4 million for the three and six months ended June 30, 1995, respectively. Interest expense on ESOP related debt was $1.2 million and $2.4 million for the three and six months ended June 30, 1996, respectively, and $1.3 million and $2.6 million for the three and six months ended June 30, 1995, respectively. Dividends on the allocated and unallocated MAPCO common stock held by the ESOP were $.5 million and $1.1 million for the three and six months ended June 30, 1996, respectively, and $.6 million and $1.2 million for the three and six months ended June 30, 1995, respectively, and will be used for ESOP debt service.

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


Seminole Loop/Aquila-LaGrange Line Litigation

In May 1993, Seminole completed its Seminole loop project and in January 1994, Seminole completed its Aquila-LaGrange line project. At December 31, 1995, Seminole was the plaintiff in over 70 eminent domain lawsuits in which defendant landowners claim additional compensation for and/or damages to tracts of land traversed by these projects in 12 counties in the state of Texas. Many of the lawsuits claim punitive damages for alleged fraud, illegal entry and other wrongful conduct. On March 29, 1996, the Company settled 21 of the lawsuits for $3 million which has been capitalized as a cost of the project. Claims in this litigation are not covered by the Company's insurance.

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


Note 9 - Subsequent Event

In July 1996, the Company signed an agreement with Beacon to sell substantially all of the net assets of the Coal business. The transaction is expected to be finalized in August 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SECOND QUARTER 1996 VS. SECOND QUARTER 1995

Sales and operating revenues were as follows (in millions):

                                                          Three Months Ended June 30,
                                                    -------------------------------------------
                                                     1996              1995            Variance
                                                    ------            ------           --------
Natural Gas Liquids                                 $195.4            $196.2            $  (.8)
Petroleum                                            592.0             624.4             (32.4)
Eliminations                                          (4.7)             (5.8)              1.1
                                                    ------            ------            ------
                                                    $782.7            $814.8            $(32.1)
                                                    ======            ======            ======

Sales and operating revenues decreased $32.1 million.

- -    Natural Gas Liquids' sales and operating revenues decreased $.8 million, as a $9.0 million decrease in Thermogas sales was mostly offset by an $8.4 million increase in pipeline revenues. Fertilizer revenues decreased $17.7 million because of the sale of Thermogas' fertilizer operations to CENEX on March 29, 1996. However, propane sales increased $9.0 million reflecting a new five-year agreement to supply propane to the retail plants sold to CENEX, increased volumes due to colder weather and higher retail propane prices. The increase in pipeline revenues was primarily attributable to improved ethane recoveries and increased product shipments from the Rocky Mountain and Four Corners locations to meet Gulf Coast demand.

- -    Petroleum's sales and operating revenues decreased $32.4 million as increased sales by the Memphis and North Pole Refineries and Retail Marketing were more than offset by reduced Petroleum trading sales. Production and sales volumes at the Memphis Refinery were at record highs in the current quarter, resulting in a $75.6 million increase in sales. Additional cargo shipments of naphtha were the principal reason for a $29.1 million increase in North Pole sales. Increased demand and higher prices for motor fuels combined with aggressive merchandise marketing resulted in a $24.7 million increase in Retail Marketing sales. Sales from Petroleum trading activities decreased $161.8 million because trading activities have been significantly curtailed since the third quarter of 1995.

Outside purchases and operating expenses decreased $38.2 million. Details by segment are as follows (in millions):

                                                               Three Months Ended June 30,
                                   -------------------------------------------------------------------------------------
                                             1996                           1995                        Variance
                                   -------------------------       ------------------------     ------------------------
                                    Outside        Operating        Outside       Operating      Outside       Operating
                                   Purchases        Expenses       Purchases       Expenses     Purchases       Expenses
                                   ---------       ---------       ---------      ---------     ---------       --------
Natural Gas Liquids                 $  99.0          $ 48.3         $ 106.3        $ 44.5         $  7.3         $ (3.8)
Petroleum                             512.3            45.4           549.2          43.2           36.9           (2.2)
                                    -------          ------         -------        ------         ------         ------
                                    $ 611.3          $ 93.7         $ 655.5        $ 87.7         $ 44.2         $ (6.0)
                                    =======          ======         =======        ======         ======         ======


Natural Gas Liquids' outside purchases decreased $7.3 million primarily due to reduced fertilizer purchases resulting from the divestiture of those operations in the first quarter of 1996. The lower fertilizer purchases were partially offset by increased propane purchases. Higher wholesale prices, additional purchases to meet increased sales volumes and purchases associated with the new CENEX supply agreement were the principal reason for the increase in propane purchases. Operating expenses in the Natural Gas Liquids' segment increased $3.8 million principally due to smart-pigging costs and higher power costs resulting from the increase in product shipments. Thermogas operating expenses decreased only slightly as lower salary, benefit and plant maintenance costs, attributable to the plant divestitures, were mostly offset by increases in contingent liabilities.

Petroleum's outside purchases decreased $36.9 million as increased purchases by the Memphis and North Pole Refineries and Retail Marketing were more than offset by lower trading purchases. Outside purchases increased at the Memphis and North Pole Refineries due to increased volumes of crude processed in the current quarter combined with higher crude prices. The increase in Retail Marketing purchases was primarily related to the higher volume of merchandise sales. Trading purchases were significantly decreased because of the curtailment of trading activities since the third quarter of 1995.

There was a $1.0 million increase in depreciation and amortization reflecting additional depreciation from the Four Corners Loop pipeline project and capital additions to the Memphis Refinery in 1995. These increases were partially offset by the absence of depreciation on the Thermogas assets sold to CENEX at the end of the first quarter of 1996.

The effective income tax rate for the second quarter of 1996 was 35.8% and 40.2% for the second quarter of 1995. The difference between the statutory Federal income tax rate of 35% and the effective income tax rate is primarily due to state taxes.

Operating profit for the three months ended June 30, 1996 and 1995 is detailed below (in millions):

                                                                   1996                  1995               Variance
                                                                  ------                ------              --------
Natural Gas Liquids                                               $ 27.3                $ 25.3                $ 2.0
Petroleum                                                           21.5                  17.9                  3.6
                                                                  ------                ------                -----
                                                                  $ 48.8                $ 43.2                $ 5.6
                                                                  ======                ======                =====

The increase in operating profit of $5.6 million was a combination of increases in Pipeline, the North Pole Refinery and Retail Marketing, partially offset by
decreases in Thermogas and the Memphis Refinery.   Pipeline profits increased
primarily due to additional product movements. The improvement in North Pole's profits reflects an increase in sales of refined products. Retail Marketing's profit increase was principally due to higher gasoline margins and improved merchandise volumes and margins. Thermogas profits compare unfavorably to the 1995 quarter because of significantly reduced fertilizer profits and the absence of the Iowa propane plants. Profits at the Memphis Refinery declined because of lower margins which reflect higher crude costs in the current quarter.


YEAR-TO-DATE 1996 VS. YEAR-TO-DATE 1995

Sales and operating revenues were as follows (in millions):

                                                                              Six Months Ended June 30,
                                                                   ------------------------------------------------
                                                                     1996                 1995             Variance
                                                                   --------             --------           --------
Natural Gas Liquids                                                $  493.0             $  456.2            $ 36.8
Petroleum                                                           1,040.5              1,044.7              (4.2)
Eliminations                                                           (9.3)               (11.2)              1.9
                                                                   --------             --------            ------
                                                                   $1,524.2             $1,489.7            $ 34.5
                                                                   ========             ========            ======


Sales and operating revenues were $34.5 million more in 1996 than for the same period in 1995.

- -    Natural Gas Liquids' sales and operating revenues increased $36.8 million over 1995. Pipeline sales increased because of improved ethane recoveries and shipments to meet Gulf Coast demand. Thermogas' sales increased because of the impact of colder weather on retail propane sales and the new supply agreement with CENEX, partially offset by lower fertilizer sales due to the divestiture of those operations to CENEX.

- -    Petroleum's sales and operating revenues decreased $4.2 million as increased sales by the Memphis and North Pole Refineries and Retail Marketing were more than offset by reduced Petroleum trading sales. An increase in production and sales volumes at the Memphis Refinery and additional cargo shipments of naphtha at the North Pole Refinery were the principal reasons for higher sales at those locations. Sales from Retail Marketing were favorably impacted by increased demand and higher prices for motor fuels combined with aggressive merchandise marketing and operating more stores in the current year. Sales from Petroleum trading activities decreased because trading activities have been significantly curtailed since the third quarter of 1995.


Outside purchases and operating expenses in the first six months of 1996 were comparable to 1995. Details by segment are as follows (in millions):

                                                                 Six Months Ended June 30,
                                   -----------------------------------------------------------------------------------------
                                              1996                           1995                          Variance
                                   -------------------------      --------------------------       -------------------------
                                    Outside        Operating       Outside         Operating        Outside        Operating
                                   Purchases        Expenses      Purchases        Expenses        Purchases        Expenses
                                   ---------       ---------      ---------        ---------       ---------        --------
Natural Gas Liquids                $  264.8         $  95.5        $  244.3         $  91.7         $ (20.5)         $ (3.8)
Petroleum                             890.3            89.6           913.3            84.6            23.0            (5.0)
                                   --------         -------        --------         -------         -------          ------
                                   $1,155.1         $ 185.1        $1,157.6         $ 176.3         $   2.5          $ (8.8)
                                   ========         =======        ========         =======         =======          ======

Natural Gas Liquids' outside purchases increased $20.5 million primarily because of additional propane purchases partially offset by reduced purchases of fertilizer. Increased volumes of retail propane sales, higher wholesale prices and purchases associated with the new CENEX supply agreement were the principal reasons for the increase in propane purchases. Fertilizer purchases decreased because of the divestiture of the fertilizer operations in the first quarter of 1996. Operating expenses increased $3.8 million principally due to smart-pigging costs and higher power costs resulting from the increased product shipments.

Petroleum's outside purchases decreased $23.0 million for the same reasons as described in the second quarter analysis above. The operating expense increase is primarily attributable to higher Retail Marketing expense due to operating more stores in the current year.

Depreciation and amortization expense increased $2.0 million over 1995 due to additional depreciation from the Four Corners Loop pipeline project and capital additions to the Memphis Refinery in 1995. These increases were partially offset by the absence of depreciation on the Thermogas assets sold to CENEX at the end of the first quarter of 1996.

The effective income tax rate for the first six months of 1996 was 36.8% compared to 39.0% in 1995. The difference between the statutory Federal income tax rate of 35% and the effective income tax rate is primarily due to state taxes.

Operating profit for the six months ended June 30, 1996 and 1995 is detailed below (in millions):

                                                                  1996                   1995               Variance
                                                                 -------                ------              --------
Natural Gas Liquids                                              $ 112.1                $ 80.3               $ 31.8
Petroleum                                                           34.7                  18.9                 15.8
                                                                 -------                ------               ------
                                                                 $ 146.8                $ 99.2               $ 47.6
                                                                 =======                ======               ======

The gain on sale of assets to CENEX in the first quarter of 1996 accounts for $20.8 million of the $31.8 million increase in Natural Gas Liquids' operating profit. The remaining $11.0 million increase is primarily attributable to increased pipeline profits.

Petroleum's operating profit increased $15.8 million because of improved profits at the North Pole Refinery, Memphis Refinery and Retail Marketing. The improvement at the North Pole Refinery and Memphis Refinery reflects an increase in sales of refined products. Retail Marketing's profit increase was principally due to higher gasoline margins and improved merchandise volumes and margins.


FINANCIAL CONDITION

Cash Generation

Cash generation was as follows (in millions):

                                                                                             Six Months Ended June 30,
                                                                                         -----------------------------------
                                                                                          1996                        1995
                                                                                         -------                     -------
Funds provided by operations                                                             $  98.6                     $  90.2
Changes in operating assets and liabilities                                                (56.9)                      (20.2)
                                                                                         -------                     -------
Net cash provided by continuing operations                                                  41.7                        70.0
Net cash provided by discontinued operations                                                30.3                        18.8
                                                                                         -------                     -------
Net cash provided by operating activities                                                   72.0                        88.8
Net cash used in investing activities                                                      (34.1)                      (80.9)
Net cash used in financing activities                                                      (22.4)                        (.9)
                                                                                         -------                     -------
Cash generation                                                                          $  15.5                     $   7.0
                                                                                         =======                     =======


The increase in funds provided by operations was primarily due to improved operating results from the Pipeline, North Pole Refinery and Retail Marketing operations during the first six months of 1996 as compared to the first six months of 1995.

The negative impact of changes in operating assets and liabilities in 1996 was primarily attributable to the seasonal build-up of propane inventories, the timing of crude inventory purchases and the payment of invoices related to the 1995 construction of the Four Corners project. These negative items were partially offset by the receipt of cash from propane sales made at the end of 1995.

The change in operating assets and liabilities during the first six months of 1995 was primarily attributable to the build-up of inventory at the Memphis Refinery in anticipation of the July 1995 turnaround.

Cash used in investing activities during the first six months of 1996 included $43.0 million of proceeds from Thermogas' sale of its Iowa propane assets and its liquid fertilizer assets to CENEX. These proceeds were more than offset by $63.1 million of capital expenditures for continuing operations, of which $15.2 million was for capital items necessary to maintain existing operations. Capital expenditures in 1996 also included $8.7 million for a saturated gas plant expansion at the Memphis Refinery, $6.5 million for the expansion of the Hobbs Station in west Texas and $5.8 million for the acquisition of a propane company in Colorado. Cash used in investing activities during the first six months of 1995 consisted of $63.4 million of capital expenditures for continuing operations, of which $23.1 million was for capital items necessary to maintain existing operations. Capital expenditures in 1995 also included $11.2 million for the expansion of the Rocky Mountain Pipeline System and $11.0 million for the acquisition of 27 retail gasoline/convenience stores in the Nashville, Tennessee market.

Cash used in financing activities for the first six months of 1996 included the repurchase of 554,850 shares of MAPCO common stock for $30.9 million and the payment of $15.0 million of dividends, partially offset by a net increase in short-term debt of $19.6 million. Cash used in financing activities for the first six months of 1995 included dividend payments of $14.9 million, the repurchase of 78,700 shares of MAPCO common stock for $4.4 million and the repayment of $3.5 million of fixed-rate debt, offset by a net increase in short-term debt of $21.6 million.

Liquidity and Capital Resources

MAPCO's primary sources of liquidity are its cash and cash equivalents, internal cash generation, and external financing. At June 30, 1996, MAPCO had $48.8 million of cash and cash equivalents.

MAPCO's external financing sources include its bank credit agreements and its ability to issue public or private debt, including commercial paper. MAPCO's bank credit agreements represent a total committed line of credit of $350 million. The commitment under the first bank credit agreement is for $300 million and reduces in quarterly amounts of $25 million beginning June 30, 1998. In December 1995, MAPCO obtained an additional $50 million commitment under a bank credit agreement which matures in December, 1996. In July 1996, the $50 million bank credit agreement was amended to increase the amount of the commitment to $100 million. The amended bank credit agreement reduces in $50 million increments in October 1996 and in December 1996. Both agreements serve as a back-up for commercial paper and for borrowings against bank money market lines. As of June 30, 1996, no borrowings were outstanding under the bank credit agreements.

In 1990, MAPCO filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $400 million of debt securities. As of June 30, 1996, MAPCO had outstanding $308.8 million of Medium Term Notes under this registration. MAPCO has the authorization to issue up to an additional $47 million of Medium Term Notes. The proceeds from any debt issued under the shelf registration statement have been and will continue to be used for general corporate purposes, including working capital, capital expenditures, reduction of other debt and acquisitions.

The Company has entered into various interest rate swap agreements with financial institutions which effectively change the Company's interest rate exposure from variable rates to fixed rates on $100 million of debt. The swaps, which expire April 1, 2003, provide protection against actual interest rate exposure and are not speculative in nature. The Company has minimized any risk of impact on its financial position, liquidity or results of operations from changes in interest rates on the $100 million of variable rate debt that is hedged through the use of the interest rate swap agreements.

In July 1996, the Company signed an agreement with Beacon to sell substantially all of the net assets of the Coal business and expects the transaction to be finalized in August 1996. The Company anticipates the majority of the proceeds from the sale will be used for capital expenditures, share repurchases and/or debt reduction.

On March 29, 1996, the Company sold its Thermogas Iowa propane and fertilizer assets and its remaining Thermogas liquid fertilizer assets in Arkansas, Illinois, Indiana, Ohio, Minnesota and Wisconsin to CENEX. The transaction resulted in proceeds of $43.0 million which were used primarily for capital expenditures, share repurchases and general corporate purposes.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' subsidiaries to MAPCO Inc. At June 30, 1996, $190 million of net assets were restricted by such provisions.

MAPCO's existing debt and credit agreements contain covenants which limit the amount of additional indebtedness the Company may incur. Management believes that the Company has sufficient capacity to fund its anticipated needs.

Capital expenditures for continuing operations in 1996 are expected to be approximately $240 million, of which $175 million will be for acquisitions and expansion projects. MAPCO expects to utilize cash from operations and funding sources, as needed, to meet currently projected capital expenditures, environmental projects, debt service and dividends in 1996 and thereafter.

                                    PART II
                               OTHER INFORMATION

Item 1.       Legal Proceedings

       During May of 1993, the EPA, Region X conducted a multimedia inspection at MAPCO Alaska Petroleum Inc.'s ("MAPI") North Pole Refinery located near Fairbanks, Alaska. Following the inspection, the EPA issued two (2) Information Requests relating to New Source Performance Standards ("NSPS"). In June of 1995, the U.S. Department of Justice, Environmental and Natural Resources Division also served written notice upon MAPI of civil claims under the NSPS of the Clean Air Act. Although the Department of Justice indicated a willingness to bring suit against MAPI in federal court for recovery of civil penalties and injunctive relief, the Department of Justice offered to defer litigation if MAPI would enter into settlement negotiations with the Department of Justice.

       After over a year of settlement discussions, MAPI has reached a tentative agreement with the Department of Justice and the EPA, Region X. Under the terms of the proposed Consent Decree, MAPI will pay a penalty of $425,000 and will perform two Supplemental Environmental Projects ("SEP") having a total cost value of $397,000. The Consent Decree is expected to be executed by the parties on or before September 1, 1996.

Item 4.       Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Stockholders of the Company was held on Wednesday, May 29, 1996, at the Four Seasons Resort and Club in Irving, Texas. In connection with the election of four nominees for Directors to Class II Directorships, 24,666,529 votes were cast as follows:

                                                              NUMBER OF SHARES
                                               --------------------------------------------------
      NAME                                         FOR                         WITHHOLD AUTHORITY
      ----                                         ---                         ------------------
James E. Barnes                                24,409,572                            256,957
                                               ----------                            -------
Harry A. Fischer, Jr.                          24,427,947                            238,582
                                               ----------                            -------
Frank T. MacInnis                              24,423,229                            243,300
                                               ----------                            -------
Samuel F. Segnar                               24,429,390                            237,139
                                               ----------                            -------

       Stockholders were also requested to consider and act upon a proposal to approve the selection of Deloitte & Touche LLP as independent auditors for the year ended December 31, 1996. Of the 24,666,529 votes cast, the number of shares voting FOR this proposal was 24,551,081, 43,851 votes cast AGAINST the proposal and 71,597 abstentions were tabulated.

       Of the 24,666,529 votes cast on the proposal to transact other business which may properly come before the meeting or any adjournment thereof, 24,664,460 were voted in favor of the proposal and the remaining 2,069 were abstentions.

Item 6.       Exhibits and Reports on Form 8-K

     (a).     Exhibits

              Exhibit 10 - Severance Agreement between MAPCO Inc. and Joseph
              W. Craft III dated as of January 20, 1995.

              Exhibit 11 - Statement Regarding Computation of per Share
              Earnings.

              Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

              Exhibit 27 - Financial Data Schedule.

     (b).     Reports on Form 8-K

              Current Report on Form 8-K filed on April 24, 1996, announcing the denial of a motion for a new trial and resultant jury verdict against the Company and several subsidiaries in litigation in connection with an explosion of natural gas products.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         MAPCO Inc.



Date: August 12, 1996                    /s/ PHILIP W. BAXTER
      -----------------                  ----------------------------
                                         Philip W. Baxter
                                         Executive Vice President and
                                         Chief Financial Officer




Date: August 12, 1996                    /s/ GORDON E. SCHAECHTERLE
      -----------------                  ----------------------------
                                         Gordon E. Schaechterle
                                         Vice President, Controller
                                         and Tax

                              INDEX TO EXHIBITS



Exhibit 10    Severance Agreement between MAPCO Inc. and
              Joseph W. Craft III dated as of January 20, 1995.

Exhibit 11    Statement Regarding Computation of per
              Share Earnings.

Exhibit 12    Computation of Ratio of Earnings to Fixed
              Charges.

Exhibit 27    Financial Data Schedule.