Form 10-Q
period 1996-09-30
MAPCO INC
filed 1996-11-13
CIK 62142

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             September 30, 1996
                                 ----------------------------------------

Commission file number       1-5254
                       -------------------

                                  MAPCO Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                         73-0705739
--------------------------------------------       -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                     Identification No.)

1800 South Baltimore Avenue, Tulsa, Oklahoma                   74119
--------------------------------------------       -----------------------------
  (Address of principal executive offices)                   (Zip Code)


                                  (918) 581-1800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                   No Changes
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

On November 3, 1996, 56,207,809 shares of MAPCO Inc. Common Stock, $1 par value, were outstanding.

                                   MAPCO Inc.

                                     Index


                                                          Page Number
                                                          -----------
PART I.   Financial Information:

      Condensed Consolidated Statements of Income
      for the three and nine months ended
      September 30, 1996 and 1995 (Unaudited)                  3

      Condensed Consolidated Balance Sheets,
      September 30, 1996 (Unaudited) and
      December 31, 1995                                        4

      Condensed Consolidated Statements of Cash
      Flows for the nine months ended September 30,
      1996 and 1995 (Unaudited)                                5

      Notes to Condensed Consolidated Financial
      Statements                                             6 - 12

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations         13 - 23

PART II.  Other Information:

      Item 1.  Legal Proceedings                               24

      Item 6.  Exhibits and Reports on Form 8-K                24

      Signatures                                               26

                             FINANCIAL INFORMATION
                                   MAPCO INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         Dollars and Shares in Millions
                            except per share amounts
                                  (Unaudited)

                                                                        Three Months                    Nine Months
                                                                     Ended September 30,            Ended September 30,
                                                                   -----------------------        ----------------------
                                                                     1996           1995            1996          1995
                                                                   --------       --------        --------      --------
Sales and Operating Revenues (1)                                   $  797.5       $  686.9        $2,321.7      $2,176.6
                                                                   --------       --------        --------      --------
Expenses:
  Outside purchases and operating
    expenses (1)                                                      710.9          624.0         2,051.1       1,957.9
  Selling, general and administrative                                  16.5           14.3            47.3          44.9
  Depreciation and amortization                                        18.1           19.1            57.9          56.9
  Interest and debt expense                                            14.9           14.8            44.7          43.7
  Gain on sale of net assets held for
    disposal (Note 3)                                                     -              -           (20.8)            -
  Other (income) expense - net                                         (2.6)            .2            (3.6)          (.2)
                                                                   --------       --------        --------      --------
                                                                      757.8          672.4         2,176.6       2,103.2
                                                                   --------       --------        --------      --------

Income from Continuing Operations before
  Provision for Income Taxes                                           39.7           14.5           145.1          73.4
                                                                   --------       --------        --------      --------
Provision for Income Taxes:
  Current                                                              11.4            2.3            46.1          13.5
  Deferred                                                              4.7            3.3             8.8          15.1
                                                                   --------       --------        --------      --------
                                                                       16.1            5.6            54.9          28.6
                                                                   --------       --------        --------      --------
Income from Continuing Operations before
  Minority Interest                                                    23.6            8.9            90.2          44.8
Minority Interest in Earnings of Subsidiary                             (.9)           (.7)           (2.3)         (1.8)
                                                                   --------       --------        --------      --------
Income from Continuing Operations                                      22.7            8.2            87.9          43.0
                                                                   --------       --------        --------      --------
Discontinued Operations (Note 2):
  Income from discontinued Coal operations,
    net of income taxes                                                   -            8.3            14.5          23.7
  Loss on disposal of the Coal segment,
    including operating loss of $0.2
    million during phase-out period, net of
    income tax benefit                                                 (1.7)             -           (47.2)            -
                                                                   --------       --------        --------      --------
Income (Loss) from Discontinued Operations                             (1.7)           8.3           (32.7)         23.7
                                                                   --------       --------        --------      --------
Net Income                                                         $   21.0       $   16.5        $   55.2      $   66.7
                                                                   ========       ========        ========      ========
Earnings per Common Share:
  Income from continuing operations                                $    .40       $    .14        $   1.52       $   .72
  Net income                                                       $    .37       $    .28        $    .96       $  1.12
Average Common Shares Outstanding (Note 9)                             57.3           59.5            57.7          59.7
Cash Dividends per Common Share                                    $    .13       $    .13        $    .38       $   .38

See Notes to Condensed Consolidated Financial Statements.

(1) Includes consumer excise taxes of $40.1 million and $42.2 million for the three months ended September 30, 1996 and 1995, respectively, and $117.6 million and $116.5 million for the nine months ended September 30, 1996 and 1995, respectively.

                                   MAPCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              Dollars in Millions

                                                         September 30,
                                                             1996                 December 31,
                                                          (Unaudited)                 1995
                                                         -------------            ------------
Current Assets:
  Cash and cash equivalents                                $   58.9                 $   33.3
  Receivables                                                 271.0                    222.1
  Inventories (Note 5)                                        148.2                    114.0
  Prepaid expenses                                             21.3                     18.4
  Other current assets                                         29.8                     27.0
  Net assets of discontinued operations (Note 2)                  -                    307.5
  Net assets held for disposal (Note 3)                           -                     23.4
                                                           --------                 --------
      Total current assets                                    529.2                    745.7
                                                           --------                 --------
Property, Plant and Equipment, at cost                      2,127.0                  2,062.1
  Less - accumulated depreciation and amortization           (785.9)                  (750.1)
                                                           --------                 --------
                                                            1,341.1                  1,312.0
                                                           --------                 --------
Other Assets                                                  244.1                    225.0
                                                           --------                 --------
                                                           $2,114.4                 $2,282.7
                                                           ========                 ========
Current Liabilities:
  Current maturities of long-term debt                     $   39.6                 $   26.9
  Accounts payable                                            299.9                    263.9
  Accrued taxes                                                53.8                     47.9
  Accrued payroll and related expenses                         23.8                     15.4
  Other current liabilities                                    66.6                     52.5
                                                           --------                 --------
      Total current liabilities                               483.7                    406.6
                                                           --------                 --------
Long-Term Debt, excluding current
  maturities (Note 6)                                         618.1                    801.0
                                                           --------                 --------
Other Liabilities                                             116.3                    116.5
                                                           --------                 --------
Deferred Income Taxes                                         251.6                    289.3
                                                           --------                 --------
Minority Interest                                              29.2                     27.0
                                                           --------                 --------
Contingencies (Note 8)

Stockholders' Equity (Notes 7 & 9):
  Common stock                                                 62.9                     62.9
  Capital in excess of par value                              111.2                    203.0
  Retained earnings                                           685.1                  1,401.8
                                                           --------                 --------
                                                              859.2                  1,667.7

  Treasury stock, at cost                                    (185.1)                  (966.7)
  Loan to ESOP                                                (58.6)                   (58.7)
                                                           --------                 --------
                                                              615.5                    642.3
                                                           --------                 --------
                                                           $2,114.4                 $2,282.7
                                                           ========                 ========

See Notes to Condensed Consolidated Financial Statements.

                                   MAPCO INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Dollars in Millions
                                  (Unaudited)

                                                                       Nine Months
                                                                   Ended September 30,
                                                              -----------------------------
                                                                1996                 1995
                                                              --------             --------
Cash Flows from Operating Activities:
  Net income                                                  $   55.2             $   66.7
  Reconciliation of net income to net cash
    provided by operating activities:
      Discontinued operations                                     32.7                (23.7)
      Depreciation and amortization                               57.9                 56.9
      Provision for deferred income taxes                          8.8                 15.1
      Gain on sale of net assets held for disposal               (20.8)                   -
      Other items not requiring cash (Note 4)                     10.2                  8.5
      Changes in operating assets and
       liabilities (Note 4)                                      (42.8)                (9.6)
                                                              --------             --------
          Net cash provided by continuing operations             101.2                113.9
          Net cash provided by discontinued operations
            (Note 4)                                              21.9                 48.2
                                                              --------             --------
          Net cash provided by operating activities              123.1                162.1
                                                              --------             --------
Cash Flows from Investing Activities:
  Capital expenditures and acquisitions, net of
    liabilities assumed:
      Continuing operations                                      (93.7)              (148.7)
      Discontinued operations                                    (22.1)               (27.6)
  Proceeds from sale of net assets held for disposal              43.0                    -
  Proceeds from sale of net assets of discontinued
    operations (Note 2)                                          236.4                    -
  Proceeds from sales of property, plant and equipment            11.0                  4.3
Investment in unconsolidated joint ventures                      (18.6)                   -
Other                                                             (0.1)                  .2
                                                              --------             --------
          Net cash provided by (used in) investing
           activities                                            155.9               (171.8)
                                                              --------             --------
Cash Flows from Financing Activities:
  Purchase of common stock                                       (62.0)               (17.3)
  Increase (decrease) in borrowings                             (173.2)                72.7
  Dividends                                                      (22.4)               (22.3)
  Issuance of long-term debt                                       3.7                    -
  Payments on long-term debt                                      (0.7)               (27.1)
  Other                                                            1.2                  0.3
                                                              --------             --------
          Net cash provided by (used in) financing
           activities                                           (253.4)                 6.3
                                                              --------             --------
Increase (Decrease) in Cash and Cash Equivalents                  25.6                 (3.4)

Cash and Cash Equivalents, January 1                              33.3                 30.6
                                                              --------             --------
Cash and Cash Equivalents, September 30                       $   58.9             $   27.2
                                                              ========             ========

See Notes to Condensed Consolidated Financial Statements.

                                   MAPCO INC.
              Notes to Condensed Consolidated Financial Statements

Note 1 - In the opinion of Management, the accompanying condensed consolidated financial statements of MAPCO Inc. and its subsidiaries ("MAPCO" or the "Company") contain all adjustments necessary to present fairly the financial position as of September 30, 1996 (unaudited) and December 31, 1995, the results of operations for the three and nine months ended September 30, 1996 and 1995 (both unaudited) and the cash flows for the nine months ended September 30, 1996 and 1995 (both unaudited). Prior year amounts have been reclassified to present the Coal business as discontinued and to conform to current presentations. All material intercompany accounts and transactions have been eliminated.


Note 2 -Discontinued Operations

In June 1996, the Company concluded it would sell substantially all of its Coal business. In July 1996, the Company signed an agreement with the Beacon Group Energy Investment Fund L.P. ("Beacon") to sell substantially all of the net assets of the Coal business. The transaction was completed on September 10, 1996, with an effective date of July 31, 1996. As a result, operations of the Coal business for the current and prior periods have been shown as discontinued in the condensed consolidated statements of income. In connection with the sale, the Company made guarantees, indemnifications and representations for certain specified matters. Management of the Company does not expect these guarantees, indemnifications and representations to have any material impact on results of operations, financial position, or cash flows.

Income from discontinued Coal operations includes income tax expense of $4.8 million for the nine months ended September 30, 1996, and $2.6 million and $6.7 million for the three and nine months ended September 30, 1995, respectively. The loss on disposal of the Coal business is net of an income tax benefit of $30 million. The Coal segment's sales and operating revenues included in the three and nine month periods ended September 30, 1996 were $39.5 million and $276.8 million, respectively, and $114.8 million and $329.9 million for the three and nine months ended September 30, 1995, respectively.


Note 3 - Net Assets Held for Disposal

In January 1996, the Company signed an agreement to sell its Iowa Thermogas propane and liquid fertilizer assets as well as its remaining liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin to CENEX Inc. ("CENEX"). The sale of assets to CENEX was completed on March 29, 1996. See RESULTS OF OPERATIONS on page 14 for additional information regarding the CENEX transaction. The assets and liabilities attributable to the CENEX transaction have been classified in the condensed consolidated balance sheets as Net Assets Held for Disposal at December 31, 1995, and consisted of current assets ($14.4 million), property, plant and equipment, net ($10.0 million), other assets ($.1 million) and current liabilities ($1.1 million).


Note 4 - Statements of Cash Flows

Other items not requiring (providing) cash reported in cash flows from operating activities consist of (in millions):

                                                          Nine Months
                                                      Ended September 30,
                                                  ----------------------------
                                                   1996                  1995
                                                  ------                ------
Net periodic pension expense                      $  2.1                $  1.9
Gain on sales of property, plant and equipment      (3.9)                 (1.0)
Minority interest in earnings of subsidiary          2.3                   1.8
Litigation and environmental accruals                5.9                   0.4
Refinery turnaround accrual                          3.2                   4.7
Other non-cash income and expense items - net         .6                    .7
                                                  ------                ------
                                                  $ 10.2                $  8.5
                                                  ======                ======

Net cash from discontinued opertions consist of (in millions):

                                                            Nine Months
                                                        Ended September 30,
                                                    ----------------------------
                                                     1996                  1995
                                                    ------                ------
Net income (loss)                                   $(32.7)               $ 23.7
Provision for deferred income taxes                  (46.4)                 (0.8)
Depreciation                                          20.1                  25.3
Non-cash charges associated with the loss on
  disposal of the Coal Segment                        77.0                     -
Other non-cash income and expense items - net          1.4                   0.6
Change in operating assets and liabilities             2.5                  (0.6)
                                                    ------                ------
                                                    $ 21.9                $ 48.2
                                                    ======                ======

Changes in operating assets and liabilities consist of (in millions):

                                                       Nine Months
                                                   Ended September 30,
                                              ----------------------------
                                                1996                 1995
                                              -------              -------
Decrease (increase) in:
  Receivables                                 $ (46.0)             $  34.2
  Inventories                                   (34.4)               (10.5)
  Prepaid expenses                               (2.5)                 5.2
  Other current assets                           (2.7)                  .3
  Other assets                                   (0.1)                (1.4)
Increase (decrease) in:
  Accounts payable                               31.3                (38.6)
  Accrued taxes                                   6.5                  3.4
  Accrued payroll and related expenses            6.3                  3.8
  Other current liabilities                       2.6                 (7.6)
  Other liabilities                              (3.8)                 1.6
                                              -------              -------
                                              $ (42.8)             $  (9.6)
                                              =======              =======


Income taxes paid were $60.7 million and $8.7 million for the nine months ended September 30, 1996 and 1995, respectively.

Interest paid, net of amounts capitalized, was $37.4 million and $35.0 million for the nine months ended September 30, 1996 and 1995, respectively.

Note 5 - Inventories

Inventories are recorded when purchased, produced or manufactured and are stated at the lower of cost or market.

Inventories consist of (in millions):

                                                      September 30,             December 31,
                                                          1996                     1995
                                                      -------------             ------------
Raw materials - crude oil                                $  35.8                  $  24.1
                                                         -------                  -------
Finished products:
  Refined petroleum products                                48.6                     43.6
  Fertilizer and natural gas liquids                        39.7                     24.2
  Retail merchandise - petroleum (last-in,
   first-out)                                               12.9                     12.4
  Retail merchandise - other (weighted
   average)                                                 11.2                      9.7
                                                         -------                  -------
                                                           112.4                     89.9
                                                         -------                  -------
Inventories                                              $ 148.2                  $ 114.0
                                                         =======                  =======

The cost to replace crude oil, refined petroleum products and retail merchandise - petroleum inventories in excess of their last-in, first-out carrying values was approximately $29.2 million at September 30, 1996, and $16.5 million at December 31, 1995.

Note 6 - Long-Term Debt

Long-term debt consists of (in millions):

                                                                       September 30,           December 31,
                                                                           1996                   1995
                                                                       ------------            ----------
MAPCO Inc.
----------
Commercial paper and bank money market lines                            $  116.5                 $ 289.7
8.43% ESOP Notes, payable in mortgage type
  principal reductions annually through 2003                                58.6                    58.7
Medium Term Notes, various maturities through 2022                         308.8                   308.8
                                                                        --------                 -------
                                                                           483.9                   657.2
                                                                        --------                 -------
Subsidiaries
------------
Senior Notes:
  8.51% Notes, payable 2007                                                 15.0                    15.0
  8.95% Notes, payable 2012                                                 35.5                    35.5
  8.20% Notes, payable $2.5 annually 2007 through 2012                      15.0                    15.0
  8.59% Notes, payable 2017                                                 14.5                    14.5
  8.70% Notes, payable $2.0 annually 2018 through 2022                      10.0                    10.0
  6.67% Notes, payable $15.0 annually 2001 through 2005                     75.0                    75.0
Other                                                                        8.8                     5.7
                                                                        --------                 -------
                                                                           173.8                   170.7
                                                                        --------                 -------
                                                                           657.7                   827.9
Less - current maturities                                                  (39.6)                  (26.9)
                                                                        --------                 -------
Long-term debt                                                          $  618.1                $  801.0
                                                                        ========                ========

Interest rates on commercial paper and bank money market lines ranged from 5.18% to 6.15% during the first nine months of 1996 and from 5.83% to 6.25% during the first nine months of 1995. Commercial paper and bank money market lines outstanding at September 30, 1996, and December 31, 1995, were classified as long-term debt. MAPCO has the ability and intent, if necessary, under a bank credit agreement to refinance up to $350 million of commercial paper and bank money market lines with long-term debt having maturities in excess of one year.

MAPCO has bank credit agreements which represent a total committed line of credit of $350 million. The commitment under the first bank credit agreement is for $300 million and reduces in quarterly amounts of $25 million beginning June 30, 1998. In December 1995, MAPCO obtained an additional $50 million commitment under a bank credit agreement which matures in December 1996. In July 1996, the $50 million bank credit agreement was amended to increase the amount of the commitment to $100 million. However, on October 1, 1996, the Company voluntarily returned the commitment level to $50 million. The remaining $50 million commitment will expire in December 1996. Both agreements serve as a back-up for commercial paper and for borrowings against bank money market lines. As of September 30, 1996, no borrowings were outstanding under the bank credit agreements.

As of September 30, 1996, MAPCO had $308.8 million of Medium Term Notes outstanding. These notes mature at various times through 2022 and bear interest at rates ranging from 7.60% to 8.87%.

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

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by certain subsidiaries to MAPCO Inc. At September 30, 1996, $190 million of net assets were restricted by such provisions.


Note 7 - Employee Benefit Plans

MAPCO offers the MAPCO Inc. and Subsidiaries Profit Sharing and Savings Plan which includes an Employee Stock Ownership Plan feature ("ESOP") to eligible employees. With respect to the ESOP, MAPCO recognized compensation expense of $.8 million and $2.4 million for the three and nine months ended September 30, 1996, respectively, and $.7 million and $2.1 million for the three and nine months ended September 30, 1995, respectively. Interest expense on ESOP related debt was $1.2 million and $3.6 million for the three and nine months ended September 30, 1996, respectively, and $1.3 million and $3.9 million for the three and nine months ended September 30, 1995, respectively. Dividends on the allocated and unallocated MAPCO common stock held by the ESOP were $.5 million and $1.6 million for the three and nine months ended September 30, 1996, respectively, and $.6 million and $1.8 million for the three and nine months ended September 30, 1995, respectively, and will be applied to ESOP debt service. As of September 30, 1996, the number of allocated, unallocated and pending to be allocated shares held by the ESOP were 985,916, 2,383,502 and 85,128, respectively, as compared to 861,860, 1,362,001 and 0 as of December 31, 1995.


Note 8 - Contingencies

Texas Explosion Litigation

On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility located near Brenham, Texas and owned by
an affiliate of the Company, Seminole Pipeline Company ("Seminole").   The
Company, as well as Seminole, Mid-America Pipeline Company, MAPCO Natural Gas Liquids Inc., and other non-MAPCO entities were named as defendants in civil action lawsuits filed in state district courts located in four Texas counties. Seminole and the related MAPCO entities have settled in excess of 1,600 claims
in these lawsuits.   The lawsuits remaining include two in Washington County
and the Dallmeyer lawsuit which was tried before a jury in Harris County. The Washington County lawsuits each essentially involve house damage claims, which the Company regards as having no merit. In Dallmeyer, the judgment rendered in March 1996 against defendants Seminole and MAPCO-related entities totaled approximately $72 million which included nearly $65 million of punitive damages awarded to the twenty one plaintiffs.

Both plaintiffs and defendants have appealed the Dallmeyer judgment to the
Court of Appeals for the Fourteenth District of Texas in Harris County.   The
defendants seek to have the judgment modified in many respects, including the elimination of punitive damages as well as a portion of the actual damages awarded. If the defendant's motions are granted, it will result in an award very significantly less than the judgment, or alternatively, a retrial of the case. The plaintiffs have cross appealed and seek to modify the judgment to increase the total award plus interest to exceed $155 million.

Management believes that it has defenses of considerable merit and will vigorously litigate all remaining lawsuits as well as the Dallmeyer appeal and/or seek settlements favorable to the Company, but is not able to predict
the ultimate outcome of these matters at this time.   The Company has accrued a
liability representing an estimate of amounts it may incur to finally resolve all litigation and has also recorded a receivable which corresponds to the remainder of its insurance coverage to be reimbursed by its insurance carrier. Management is unable to estimate a range of loss beyond the amount accrued. Resolutions unfavorable to the Company could result in material liabilities and charges which have not been reflected in the condensed consolidated financial statements.


Seminole Loop/Aquila-LaGrange Line Litigation

In May 1993, Seminole completed its Seminole loop pipeline expansion project and in January 1994, completed the Aquila- LaGrange line project. As frequently occurs in the pipeline industry, several lawsuits were filed against Seminole by landowners primarily for rescission of pipeline easements or appeal of eminent domain awards which are pending in five Texas counties.

The Company believes that complete resolution of the Seminole loop/Aquila-LaGrange line litigation will not have a material adverse effect on the Company's business, results of operations, financial position, or cash flows.

General Litigation

The Company and its subsidiaries are involved in various other lawsuits, claims and regulatory proceedings incidental to their businesses. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's business, results of operations, financial position, or cash flows.


Note 9 - Stock Split

On September 10, 1996, the Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend from shares held as treasury stock, which was distributed on September 30, 1996, to shareholders of record on September 16, 1996. All references in the condensed consolidated financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of shares outstanding.

In accounting for the stock split, MAPCO recorded a reduction in treasury stock of $843.7 million, with a corresponding reduction in retained earnings of $750.5 million and a reduction in capital in excess of par value of $93.2 million.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

THIRD QUARTER 1996 VS. THIRD QUARTER 1995

During the current quarter, the Company was reorganized from three segments into four business units.

- The Natural Gas Liquids business unit includes the regulated pipeline businesses, Westpan operations, fractionation and underground storage.

- The Propane Marketing business unit includes the Thermogas retail propane business and the wholesale propane operations.

- The Petroleum Refining business unit includes the Mid-South and Alaska marketing and refining operations.

- The Retail Petroleum business unit includes the MAPCO Express petroleum and convenience store business.

On September 10, 1996, MAPCO announced that its Board of Directors approved a Four-Point Plan which was designed to enhance shareholder return and consisted of:

- Implementation of a strategy to grow the Company through "Targeted Market Leadership."

- A share repurchase program of up to 3.5 million shares (7.0 million after giving effect to the stock split).

- A twenty percent (20%) increase in the regular dividend rate from $1.00 per share annually to $1.20 per share annually before giving effect to the two-for-one stock split.

- A two-for-one stock split effected in the form of a stock dividend. Certificates for the new shares were distributed on September 30, 1996, to shareholders of record on September 16, 1996.

While Management and the Board of Directors believe this plan will enhance shareholder return, they are unable to predict the ultimate effect this plan will have on share value.

RESULTS OF OPERATIONS

Sales and operating revenues were as follows (in millions):

                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                  1996          1995        Variance
                                                 ------        ------       --------
     Natural Gas Liquids                         $159.3         $127.8      $ 31.5
     Propane Marketing                             69.1           48.9        20.2
     Petroleum Refining                           466.0          403.4        62.6
     Retail Petroleum                             186.8          166.3        20.5
     Eliminations                                 (83.7)         (59.5)      (24.2)
                                                 ------         ------      ------
                                                 $797.5         $686.9      $110.6
                                                 ======         ======      ======

Sales and operating revenues increased $110.6 million.

- Natural Gas Liquids sales increased $31.5 million primarily due to increased trading and pipeline volumes. Revenues from trading activities increased $25.0 million as volatile market conditions created favorable trading opportunities. The increase in pipeline revenues was primarily attributable to increased volumes reflecting improved ethane recoveries and product shipments from Rocky Mountain and Four Corners locations to meet Gulf Coast demand.

- Propane Marketing sales and operating revenues increased $20.2 million principally due to increased propane supply volumes. Propane supply volumes increased due to strong product demand and sales under a new five-year agreement to supply propane to the retail plants sold to Cenex at the end of the first quarter of 1996. These divested plants sold 4.3 million gallons of propane in the third quarter of 1995. Despite losing those volumes, retail propane sales were even with last year as the decrease in retail propane volumes was offset by a price increase of 7.9 cents per gallon. Of the $20.2 million increase in sales and operating revenues, $16.1 million was attributable to increases in volumes and $4.1 million was attributable to higher prices.

- Petroleum Refining sales increased $62.6 million, despite lower trading revenues of $52.1 million. The decrease in trading revenues was due to lower volumes as trading activities have been limited since the end of the third quarter of 1995. Excluding trading activities, refinery sales increased $114.7 million, attributable to both higher prices and increased volumes. Product sales increased 1.9 million barrels at the Memphis Refinery and the average sales price increased almost $4.00 per barrel. Product sales increased 150 thousand barrels at the North Pole Refinery due to increased demand for naphtha and jet fuel, and supplying two new MAPCO Express stores. The average sales price at the North Pole Refinery increased $4.00 per barrel. Of the $114.7 million increase in refinery sales, $69.2 million of the increase was attributable to increased prices and the remaining $45.5 million due to increased volumes.

- Retail Petroleum sales increased $20.5 million principally due to higher gasoline and diesel fuel prices.

Outside purchases and operating expenses increased $86.9 million. Details by business unit are as follows (in millions):

                                     Three Months Ended September 30,
                     -----------------------------------------------------------------
                             1996                  1995                Variance
                     --------------------  --------------------  --------------------
                      Outside   Operating   Outside   Operating   Outside   Operating
                     Purchases   Expenses  Purchases   Expenses  Purchases   Expenses
                     ---------  ---------  ---------  ---------  ---------  ---------
Natural Gas Liquids   $  86.3    $  31.4    $  66.6    $  27.4    $ (19.7)   $  (4.0)
Propane Marketing        33.7       17.9       24.3       18.4       (9.4)       0.5
Petroleum Refining      414.0       25.5      360.5       22.0      (53.5)      (3.5)
Retail Petroleum         83.3       18.8       80.7       24.1       (2.6)       5.3
                      -------    -------    -------    -------    -------    -------
                      $ 617.3    $  93.6    $ 532.1    $  91.9    $ (85.2)   $  (1.7)
                      =======    =======    =======    =======    =======    =======

Natural Gas Liquids outside purchases increased $19.7 million primarily due to increased trading purchases caused by higher market prices and increased volumes. Operating expenses increased $4.0 million principally due to higher power costs created by increased product movements, and accruals associated with the anticipated shut-down of the Bivins gas plant at the end of 1996.

Propane Marketing outside purchases increased $9.4 million primarily to meet increased propane supply demand. Purchases for retail sales increased $1.4 million as higher propane prices more than offset the impact of decreased purchases resulting from the divestiture of the Iowa plants. Fertilizer and appliance purchases decreased slightly, also due to the Iowa divestiture. Operating expenses decreased slightly as cost savings from the Iowa divestiture were largely offset by higher benefit costs and other expenses associated with the increase in supply volumes.

Petroleum Refining's outside purchases increased $53.5 million as increased purchases at the Memphis and North Pole Refineries were partially offset by decreased trading purchases. Trading purchases decreased $51.9 million because trading activities have been limited since the third quarter of 1995.
Purchases increased $78.4 million at the Memphis Refinery reflecting higher crude costs and additional crude purchases associated with the increased throughput volumes. Purchases at the North Pole Refinery increased $27.0 million, also reflecting higher crude prices and increased throughput volumes. Operating expenses increased $3.5 million due to higher costs at the Memphis Refinery associated with increased throughput volumes. Operating expenses at the North Pole Refinery were essentially unchanged from last year.

The $2.6 million increase in Retail Petroleum's outside purchases was attributable to higher fuel costs. Operating expenses decreased $5.3 million primarily due to reduced contingency accruals.

Other income reflected on the Consolidated Statements of Income for the current quarter includes $2.5 million of interest income from the Beacon Group Energy Investment Fund as part of the final settlement associated with sale of the Coal segment. Other income also includes a $2.5 million gain on the sale of a corporate airplane.

The effective income tax rate for continuing operations for the third quarter of 1996 was 40.6% and 38.6% for the third quarter of 1995. The difference between the statutory Federal income tax rate of 35% and the effective income tax rate is primarily due to state taxes.

Operating profit (loss) for the three months ended September 30, 1996 and 1995 is detailed below (in millions):

                                1996              1995          Variance
                               ------            ------         --------
     Natural Gas Liquids       $ 32.6            $ 22.8         $  9.8
     Propane Marketing           (5.1)             (4.1)          (1.0)
     Petroleum Refining          20.4              10.0           10.4
     Retail Petroleum            11.3               6.3            5.0
                               ------            ------         ------
                               $ 59.2            $ 35.0         $ 24.2
                               ======            ======         ======

Operating profit increased $24.2 million over the 1995 quarter primarily because of higher earnings in the NGL and petroleum businesses. Natural Gas Liquids profits increased primarily due to additional pipeline product movements and increased trading profits. The improvement in the Petroleum Refining profits reflects a $0.93 per barrel increase in the Memphis Refinery's margins and increased sales volumes. Retail Petroleum's profit increase was principally due to increased merchandise volumes and margins and decreased contingency accruals.

MAPCO's consolidated third quarter 1996 net income was $21.0 million or $0.37 per share compared to net income of $16.5 million or $0.28 per share in 1995. Income from continuing operations was $22.7 million or $0.40 per share in the current quarter compared to $8.2 million or $0.14 per share in the 1995 quarter. Average common shares outstanding were 57.3 million in the 1996 quarter and 59.5 million in the 1995 quarter.

YEAR-TO-DATE 1996 VS. YEAR-TO-DATE 1995

RESULTS OF OPERATIONS

Sales and operating revenues were as follows (in millions):

                                                          Nine Months Ended September 30,
                                                 -----------------------------------------------
                                                   1996                1995            Variance
                                                 --------            --------          --------
     Natural Gas Liquids                         $  463.7            $  408.2          $ 55.5
     Propane Marketing                              275.2               229.8            45.4
     Petroleum Refining                           1,285.3             1,250.1            35.2
     Retail Petroleum                               532.5               467.4            65.1
     Eliminations                                  (235.0)             (178.9)          (56.1)
                                                 --------            --------          ------
                                                 $2,321.7            $2,176.6          $145.1
                                                 ========            ========          ======


- Natural Gas Liquids sales and operating revenues increased $55.5 million primarily due to increased pipeline revenues and trading sales. The increase in pipeline revenues reflects improved ethane recoveries and shipments to meet Gulf Coast demand. An increase of 5.1 cents per gallon was the principal reason for a $35.8 million increase in trading revenues.

- Propane Marketing sales and operating revenues increased $45.4 million due to increased domestic, wholesale, and supply sales, partially offset by lower fertilizer sales. Colder-than-normal weather patterns in the first two quarters of 1996 resulted in both increased domestic propane volumes and higher sales prices. All of Propane Marketing's Iowa plants were sold to Cenex at the end of March 1996 as well as most of the retail fertilizer operations. The remaining retail fertilizer operations were divested in the second and third quarters of 1996. Wholesale propane sales increased
     16.2 million gallons and prices increased 5.8 cents per gallon due to increased product demand. Spot sales increased due to supplying propane to the Iowa plants divested to Cenex and because of increased demand. Revenues from fertilizer sales decreased $19.1 million due to the divestiture of those operations. Of the $45.4 million increase in sales and operating revenues, $20.3 million was attributable to higher prices and $25.1 million to increased volumes.

- Petroleum Refining sales increased $35.2 million, despite a decrease in trading revenues of $282.2 million. Excluding trading activities, refinery sales increased $317.4 million. Sales at the Memphis Refinery increased $249.5 million as product sales volumes increased 6.7 million barrels due to increased demand and the expansion project completed in August 1995. Also, sales prices increased $2.65 per barrel. Product sales increased $67.9 million at the North Pole Refinery. Volumes increased 1.3 million barrels because of increased demand for naphtha and jet fuel, and supplying product for two new MAPCO Express stores. The average sales price increased almost $3.00 per barrel. Overall, $135.4 million of the refinery sales increase was attributable to higher prices and $182.0 million was attributable to increased volumes.

- Retail Petroleum sales increased $65.1 million due primarily to higher fuel prices and increased volumes. Overall, $32.5 million of the increase was due to higher fuel prices. Gasoline sales increased $20.5 million as volumes were even with last year but prices increased 9.7 cents per gallon. Diesel sales increased $27.0 million due to increased volumes of
     15.1 million gallons and an 11.0 cent per gallon increase in sales price. The volume increase was partially attributable to operating 10 additional stores in the current year. Merchandise sales increased $17.6 million due to the higher store counts and increased store promotions.

Outside purchases and operating expenses for the nine months ended September 30, 1996 increased $93.2 million over the same period in 1995.

Details by business unit are as follows (in millions):

                                      Nine Months Ended September 30,
                     ----------------------------------------------------------------
                             1996                  1995                Variance
                     --------------------  --------------------  --------------------
                      Outside    Operating   Outside   Operating   Outside   Operating
                     Purchases   Expenses   Purchases   Expenses  Purchases   Expenses
                     ---------   ---------  ---------  ---------  ---------  ---------
Natural Gas Liquids    $243.7      $ 85.8    $  218.9    $ 78.6    $ (24.8)   $  (7.2)
Propane Marketing       141.1        59.8       117.2      59.6      (23.9)      (0.2)
Petroleum Refining    1,146.1        73.4     1,124.4      67.1      (21.7)      (6.3)
Retail Petroleum        241.5        59.7       229.2      62.9      (12.3)       3.2
                     --------     -------    --------   -------    -------    -------
                     $1,772.4      $278.7    $1,689.7    $268.2    $ (82.7)   $ (10.5)
                     ========     =======    ========   =======    =======    =======


Natural Gas Liquids's outside purchases increased $24.8 million primarily due to increased trading and wholesale propane purchases. The increase in both trading and wholesale propane purchases reflects higher market prices and increased volumes. Operating expenses increased $7.2 million principally due to increased expenditures for smart-pigging activity, higher power costs created by increased product movements and accruals associated with the anticipated shut-down of the Bivins gas plant at the end of 1996.

Propane Marketing's outside purchases increased $23.9 million reflecting increased purchases to meet propane supply demand and higher product costs. Fertilizer and appliance purchases decreased due to the divestiture of the Iowa plants. Operating expenses increased slightly as cost savings from the Iowa divestiture were more than offset by higher benefit costs and by other expenses associated with the increase in supply volumes.

Petroleum Refining's outside purchases increased $21.7 million as increased purchases at the Memphis and North Pole Refineries were partially offset by decreased trading purchases. Trading purchases decreased $281.3 million because trading activities have been limited since the end of the third quarter of 1995. Outside purchases increased $236.5 million at the Memphis Refinery reflecting additional crude purchases associated with the increased throughput volumes and higher crude costs. Purchases at the North Pole Refinery increased $66.5 million, also reflecting higher crude prices and increased throughput volumes. Operating expenses increased $6.3 million due to higher costs at the Memphis Refinery associated with increased throughput volumes. Operating expenses at the North Pole Refinery were essentially unchanged from last year.

The $12.3 million increase in Retail Petroleum's outside purchases was attributable to higher fuel costs and an increase in diesel fuel volumes. Operating expenses decreased $3.2 million primarily due to a reduced contingency accrual associated with a favorable litigation settlement.

Other income in the current year includes $2.5 million of interest income associated with the sale of the Coal segment and a $2.5 million gain on the sale of a corporate airplane.

The effective income tax rate for continuing operations for the first nine months of 1996 was 37.9% compared to 39.0% in 1995. The difference between the statutory Federal income tax rate of 35% and the effective income tax rate is primarily due to state taxes.

Operating profit for the nine months ended September 30, 1996 and 1995 is detailed below (in millions):

                                    1996           1995          Variance
                                   ------         ------         --------
     Natural Gas Liquids           $ 97.6         $ 79.4          $ 18.2
     Propane Marketing               41.9           19.6            22.3
     Petroleum Refining              40.9           22.0            18.9
     Retail Petroleum                25.6           13.2            12.4
                                   ------         ------          ------
                                   $206.0         $134.2          $ 71.8
                                   ======         ======          ======

Operating profit increased $71.8 million because of higher earnings in all of MAPCO's business units. Natural Gas Liquids profits increased $18.2 million primarily due to additional pipeline product movements and increased trading profits. Propane Marketing profits increased $22.3 million, which includes a $20.8 million gain on the sale of certain assets to Cenex in the first quarter of 1996. Petroleum Refining's operating profit increased $18.9 million due to higher margins and increased sales volumes. Retail Petroleum's operating profit increased $12.4 million due to increased merchandise and diesel volumes and higher gasoline margins. In addition, operating expenses decreased primarily due to decreased contingency accruals.

MAPCO's consolidated net income for the first nine months of 1996 was $55.2 million or $0.96 per share compared to $66.7 million or $1.12 per share in 1995. Net income from continuing operations for the first nine months of 1996 was $87.9 million or $1.52 per share compared to $43.0 million or $0.72 per share in 1995. Average common shares outstanding were 57.7 million in 1996 and
59.7 million in 1995.

FINANCIAL CONDITION

Cash Generation

Cash generation was as follows (in millions):

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                        ----------------------------------
                                                                         1996                        1995
                                                                        ------                     -------
Net cash provided by continuing operations                              $101.2                     $ 113.9
Net cash provided by discontinued operations                              21.9                        48.2
                                                                        ------                     -------
Net cash provided by operating activities                                123.1                       162.1
Net cash provided by (used in) investing
 activities                                                              155.9                      (171.8)
Net cash provided by (used in) financing
 activities                                                             (253.4)                        6.3
                                                                        ------                     -------
Cash generation (usage)                                                $ 25.6                     $  (3.4)
                                                                        ======                     =======

Net cash provided by continuing operations decreased $12.7 million because increased income from continuing operations was more than offset by the negative impact of changes in operating assets and liabilities and provision for deferred income taxes.

- The increase in income from continuing operations reflects improved operations in all of MAPCO's business units.

- The negative impact of changes in operating assets and liabilities in 1996 was primarily attributable to the seasonal build-up of propane and crude inventories and an increase in receivables associated with increased trading activities. These negative items were partially offset by the receipt of cash from propane sales made at the end of 1995.

- The decrease in the provision for deferred income taxes was primarily attributable to the sale of the Coal segment.

The decrease in net cash provided by discontinued operations primarily reflects reduced income from the Coal operations.

Cash flows from investing activities during the first nine months of 1996 included $236.4 million of proceeds from the sale of the Coal segment to the Beacon Group and $43.0 million of proceeds from Retail Propane's sale of its Iowa propane and liquid fertilizer assets to CENEX. These proceeds were partially offset by $115.8 million of capital expenditures for continuing operations, of which $44.8 million was for capital items necessary to maintain existing operations. Capital expenditures in 1996 also include $25.1 million for the Rio Grande pipeline project, $11.2 million for a saturated gas plant expansion at the Memphis Refinery, $5.8 million for the acquisition of a propane company in Colorado, and $4.4 million for the expansion of the Hobbs Station in west Texas. Cash used in investing activities during the first nine months of 1995 consisted of $176.3 million of capital expenditures for continuing operations, of which $52.9 million was for capital items necessary to maintain existing operations. Capital expenditures in 1995 also included $38.7 million for the expansion of the Rocky Mountain Pipeline System, $26.8 million for capital improvements at the Memphis Refinery, $11.6 million related to the expansion of the Martiki coal mine and $11.0 million for the acquisition of 27 retail gasoline/convenience stores in the Nashville, Tennessee market.

Cash used in financing activities for the first nine months of 1996 included the repurchase of 2,189,684 shares of MAPCO common stock for $62.0 million, the payment of $22.4 million of dividends and a net decrease in variable rate debt of $173.2 million. Cash used in financing activities for the first nine months of 1995 included dividend payments of $22.3 million, the repurchase of 317,300 shares of MAPCO common stock for $17.3 million, short-term borrowings of $72.7 million and the repayment of $27.1 million of fixed-rate debt.

Liquidity and Capital Resources

MAPCO's primary sources of liquidity are its cash and cash equivalents, internal cash generation, and external financing. At September 30, 1996, MAPCO had $58.9 million of cash and cash equivalents.

MAPCO's external financing sources include its bank credit agreements and its ability to issue public or private debt, including commercial paper. MAPCO's bank credit agreements represent a total committed line of credit of $350 million. The commitment under the first bank credit agreement is for $300 million and reduces in quarterly amounts of $25 million beginning June 30, 1998. In December 1995, MAPCO obtained an additional $50 million commitment under a bank credit agreement which matures in December 1996. In July 1996, the $50 million bank credit agreement was amended to increase the amount of the commitment to $100 million. However, on October 1, 1996, the Company voluntarily returned the commitment level to $50 million. The remaining $50 million commitment will expire in December 1996. Both agreements serve as a back-up for commercial paper and for borrowings against bank money market lines. As of September 30, 1996, no borrowings were outstanding under the bank credit agreements.

In 1990, MAPCO filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $400 million of debt securities. As of September 30, 1996, MAPCO had outstanding $308.8 million of Medium Term Notes under this registration. On October 14, 1996, $14.0 million of these notes reached maturity leaving $294.8 million outstanding. MAPCO has the authorization to issue up to an additional $47.0 million of Medium Term Notes. The proceeds from any debt issued under the shelf registration statement have been and will continue to be used for general corporate purposes, including working capital, capital expenditures, reduction of other debt and acquisitions.

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

In July 1996, the Company signed an agreement with Beacon to sell substantially all of the net assets of the Coal business. That transaction was finalized on September 10, 1996. Total proceeds from the transaction of $236.4 million were used to pay down debt. MAPCO's increased debt capacity will be used for share repurchases, capital expenditures and acquisitions. Between September 10, 1996, and October 31, 1996, 1,272,283 (post-split) shares have been repurchased for $37.4 million.

On March 29, 1996, the Company sold its Iowa Thermogas propane and fertilizer assets and its remaining Thermogas liquid fertilizer assets in Arkansas, Illinois, Indiana, Ohio, Minnesota and Wisconsin to CENEX. The transaction resulted in proceeds of $43.0 million which were used primarily for capital expenditures, share repurchases and general corporate purposes.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' operating units to MAPCO Inc. At September 30, 1996, $190 million of net assets were restricted by such provisions.

MAPCO's existing debt and credit agreements contain covenants which limit the amount of additional indebtedness the Company may incur. Management believes that the Company has sufficient capacity to fund its anticipated needs.

Capital expenditures for continuing operations in 1996 are expected to be approximately $170.6 million, of which $113.2 million will be for acquisitions and expansion projects. MAPCO expects to utilize cash from operations and funding sources, as needed, to meet currently projected capital expenditures, environmental projects, debt service and dividends in 1996 and thereafter.

In the third quarter of 1996, the Company announced a four-point plan approved by the Board of Directors, which includes the repurchase of up to 7.0 million shares, or twelve percent of post-split outstanding stock, a twenty percent dividend increase and a two-for-one stock split. The two-for-one stock split effected in the form of a stock dividend from shares held as treasury stock was distributed on September 30, 1996, to shareholders of record on September 16, 1996.

In conjunction with the stock repurchase programs, the Board of Directors of the Company approved the use of put options on MAPCO stock designed to reduce the cost of the stock repurchase programs to the Company. The put option program is limited to 1,500,000 shares at any one point in time and the options are exercisable on one specified day only ("European Style").

Other Issues

Construction of the Rio Grande Pipeline, which will be the first pipeline to carry NGL shipments across the U.S./Mexico border, is on schedule and is expected to be operational in the first quarter of 1997. The project received a Presidential Permit, which is required when crossing an international boundary, from the U.S. State Department on August 22, 1996. Construction of the PEMEX Mendex Terminal, which will be the termius of the Rio Grande Pipeline outside of Juarez, Mexico, has been completed and the terminal is in operation.

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

       After over a year of settlement discussions, MAPI has reached agreement with the Department of Justice and the EPA, Region X. Under the terms of the Consent Decree, MAPI will pay a penalty of $425,000 and will perform two Supplemental Environmental Projects ("SEP") having a total cost value of $397,000.


Item 6.       Exhibits and Reports on Form 8-K

       (a).   Exhibits

              Exhibit 4 - Amendment No. 1 dated as of July 30, 1996 to the Revolving Credit Facility Agreement dated as of December 22, 1995, among MAPCO Inc., the Lenders named therein and the Chase Manhattan Bank (formerly known as Chemical Bank), as Agent for the Lenders.

              Exhibit 10 - Severance Agreement between MAPCO Inc. and W. Jeffrey Hart dated as of September 19, 1996.

              Exhibit 11 - Statement Regarding Computation of Per Share
              Earnings.

              Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

              Exhibit 27 - Financial Data Schedule.

       (b).   Reports on Form 8-K

              Current Report on Form 8-K filed on July 16, 1996, announcing the execution of a final agreement for the sale of 100% of the Company's coal segment to the Beacon Group Energy Investment Fund, L.P.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         MAPCO Inc.



Date: November 13, 1996                  /s/ PHILIP W. BAXTER
      -----------------                  ----------------------------
                                         Philip W. Baxter
                                         Executive Vice President and
                                         Chief Financial Officer




Date: November 13, 1996                  /s/ GORDON E. SCHAECHTERLE
      -----------------                  ----------------------------
                                         Gordon E. Schaechterle
                                         Vice President, Controller
                                         and Tax Counsel

                               INDEX TO EXHIBITS





Exhibit 4            Amendment No. 1 dated as of
                     July 30, 1996 to the Revolving Credit
                     Facility Agreement dated as of
                     December 22, 1995, among MAPCO Inc.,
                     the Lenders named therein and the
                     Chase Manhattan Bank (formerly known
                     as Chemical Bank), as Agent for the
                     Lenders.

Exhibit 10           Severance Agreement between MAPCO Inc.
                     and W. Jeffrey Hart dated as of
                     September 19, 1996.

Exhibit 11           Statement Regarding Computation of Per
                     Share Earnings.

Exhibit 12           Computation of Ratio of Earnings to Fixed
                     Charges.

Exhibit 27           Financial Data Schedule.