Form 10-K
period 1996-12-31
MAPCO INC
filed 1997-02-25
CIK 62142

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                             ---------------------

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                 ON WHICH REGISTERED
     -------------------                                ---------------------
Common Stock, $1.00 Par value                          New York Stock Exchange
                                                       Pacific Stock Exchange
                                                       Chicago Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] No [ ].

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SEC.229.205 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     The aggregate market value of MAPCO Inc.'s ("MAPCO") voting stock held by non-affiliates of MAPCO, based on the last sale price of MAPCO Common Stock on the New York Stock Exchange on February 19, 1997 was $1,811,649,515.00. On that date, 55,444,313 shares of MAPCO Common Stock were outstanding, of which 54,079,090 shares were held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14-A under the Securities Exchange Act of 1934 (to the extent set forth in Part I, Item 1 and Part III, Items 10, 11, 12 and 13 of this Annual Report).
================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                              PAGE
                                                              ----
Item 1.  Business...........................................    1
          BUSINESS OF MAPCO.................................    1
          NATURAL GAS LIQUIDS...............................    1
          PROPANE MARKETING.................................    5
          PETROLEUM REFINING................................    6
          RETAIL PETROLEUM..................................    8
          EXECUTIVE OFFICERS OF MAPCO INC...................   10
          EMPLOYEES.........................................   10
Item 2.  Properties.........................................   10
Item 3.  Legal Proceedings..................................   10
Item 4.  Submission of Matters to a Vote of Security
         Holders............................................   12

                             PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters................................   12
Item 6.  Selected Financial Data............................   12
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of
          Operations........................................   14
Item 8.  Financial Statements and Supplementary Data........   27
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial
          Disclosure........................................   27

                             PART III

Item 10. Directors and Executive Officers of the
         Registrant.........................................   27
Item 11. Executive Compensation.............................   27
Item 12. Security Ownership of Certain Beneficial Owners and
         Management.........................................   27
Item 13. Certain Relationships and Related Transactions.....   27

                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
  on Form 8-K...............................................   27
SIGNATURES..................................................   31

                                     (i)

                                     PART I

ITEM 1. BUSINESS.

                               BUSINESS OF MAPCO

     MAPCO Inc. ("MAPCO" or the "Company") is a diversified energy company which, through separate business units, is engaged in the transportation by pipeline of natural gas liquids ("NGLs"), anhydrous ammonia, crude oil and refined petroleum products; the transportation by truck and rail of NGLs and refined petroleum products; the refining of crude oil; the marketing of NGLs, refined petroleum products and crude oil; the trading of crude oil, refined petroleum products and NGLs; NGL processing; NGL storage; and the marketing of motor fuel and merchandise through convenience store operations. MAPCO was incorporated in Delaware in 1958 and has its principal executive offices in Tulsa, Oklahoma. For convenience of reference and simplification of this report, references herein to MAPCO or the Company include its subsidiaries or affiliates, unless the context requires otherwise.

BUSINESS UNIT INFORMATION

     During 1996, MAPCO sold its Coal segment and reorganized its NGL and Petroleum segments into the following business unit reporting structures:

    BUSINESS UNIT             BUSINESS ACTIVITY INCLUDED WITHIN BUSINESS UNIT
    -------------             -----------------------------------------------
Natural Gas Liquids...  Liquid Petroleum Gas ("LPG") Distribution, NGL Trading,
                        Pipeline Operations, Fractionation and Underground Storage.
Propane Marketing.....  Wholesale and Retail Marketing of Propane and Appliances.
Petroleum Refining....  Refining, Wholesale Marketing and Crude and Refined Products
                        Trading.
Retail Petroleum......  Retail Marketing and Convenience Store Operations.

     Financial information about MAPCO's continuing business units for each of the three years in the period ended December 31, 1996 is set forth in Note 12 to the consolidated financial statements on page F-18 and Management's Discussion and Analysis of Financial Condition and Results of Operations on page 14.

                              NATURAL GAS LIQUIDS

GENERAL

     The Natural Gas Liquids business unit operations include the transportation, processing and sale of NGLs as well as pipeline transportation of anhydrous ammonia, refined petroleum products and crude oil. The NGL business unit operations also include fractionation and underground storage systems. The 1996 Natural Gas Liquids revenues were $716.4 million and operating profit was $137.1 million compared to $549.9 million of revenues and $104.2 million of operating profit in 1995.

NGL PROCESSING AND TRADING

     MAPCO owns a 50% interest in and operates a 107,000 barrel per day fractionator at Conway, Kansas. This fractionator receives mixed NGLs from the gathering areas in the Overthrust Belt area of Wyoming and Utah, New Mexico, west Texas, western Oklahoma, Colorado and Kansas for separation into ethane-propane mix, propane, normal butane, iso-butane and natural gasoline. After separation, the products are moved principally to markets in the Midwest and on the Texas Gulf Coast through MAPCO's Mid-America and Seminole pipeline systems. MAPCO sold its 5,000 barrel per day depropanizer at Hobbs, New Mexico in October, 1995.

     MAPCO buys, sells and exchanges domestic and imported NGLs in the Midwest, Gulf Coast and Rocky Mountain regions. Although some NGLs were produced by MAPCO in 1996, the majority were purchased from outside sources and sold under both short and long-term arrangements. MAPCO sold its interest in the West Panhandle field, effective January 1, 1997, and, as a result, the Company no longer produces NGLs.

     NGL sales and purchases for 1996 averaged 73,696 barrels per day, compared with 70,276 barrels per day in 1995. The supply of and demand for NGLs can materially affect the volume of product available to MAPCO and also the market for such product.

MID-AMERICA PIPELINE

     Mid-America Pipeline Company ("Mid-America"), a wholly-owned subsidiary of MAPCO Natural Gas Liquids Inc., owns and operates 7,632 miles of pipeline and related pumping, metering and storage facilities. The main system consists of 7,600 miles of pipeline; the remaining 32 miles is the portion of the pipeline which runs from near Collierville, Tennessee to MAPCO's Refinery in Memphis, Tennessee.

     The Mid-America pipeline system transports NGLs which consist of the following: propane used as fuel and petrochemical feedstock; butane and natural gasoline used as refinery and petrochemical feedstock; ethane-propane mixtures and ethylene used as petrochemical feedstock; and mixed NGLs for further fractionation. The pipeline system consists of 7,600 miles of pipe varying in diameter from two to twelve inches. The main line of this pipeline system runs from the Wyoming-Utah Overthrust Belt area through the northwestern New Mexico portion of the Four Corners area to near Hobbs, New Mexico, and from Hobbs to Conway, Kansas, where it branches into east and west legs. The west leg extends to near Minneapolis, Minnesota, and the east leg leads to near Janesville, Wisconsin. Spurs from these legs extend into southeast Kansas, Iowa and Illinois.

     Mid-America also transports crude oil from St. James, Louisiana to Memphis, Tennessee. This crude oil is transported in pipeline space leased by Mid-America in the Capline Pipeline system, which extends from St. James to near Collierville, Tennessee. Crude oil is then transported through a 45-mile pipeline, operated and partially owned (32 miles only) by Mid-America to MAPCO Petroleum's Memphis Refinery. In order to increase throughput of crude to the Company's Memphis Refinery, the pipeline was looped in the Fall of 1996. This process increased the length of the line by 13 miles. Effective January 1, 1996, the Mid-America space on the Capline System was leased by the Petroleum Refining business unit.

     In 1995, Mid-America completed a 413-mile expansion of its main line pipeline system in New Mexico and the connection of El Paso Natural Gas Company's Chaco gas processing plant near Farmington, New Mexico. This expansion increased the capacity on the lower leg of the Rocky Mountain Pipeline section by 50,000 barrels per day to a total of 185,000 barrels per day.

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

     See "Legal Proceedings" Item 3 beginning on page 10 for information concerning litigation proceedings connected with Seminole.

MAPCO AMMONIA PIPELINE

     MAPCO Ammonia Pipeline (the "Ammonia System") transports liquid anhydrous ammonia for use as fertilizer. This system consists of 1,093 miles of pipeline varying from four to eight inches in diameter. It receives ammonia from plants in the Texas Panhandle and near Enid and Tulsa, Oklahoma for delivery to points principally in Kansas, Nebraska, Iowa and southern Minnesota. The Ammonia System is owned by the Company and is operated by Mid-America.

RIO GRANDE PIPELINE

     In November 1995, Juarez Pipeline Company (a wholly-owned subsidiary of Mid-America), Amoco Rio Grande Pipeline Company and Navajo Southern Inc. announced the formation of a partnership under the name Rio Grande Pipeline Company ("Rio Grande"). Rio Grande will transport NGLs from Mid-America's Hobbs Station in Texas and other Mid-America origins to the Pemex Gas y Petroquimica Basica ("Pemex") Mendez terminal in Ciudad Juarez, Mexico. The Mexican customer purchasing the NGLs will be PMI Trading Company. The partnership pipeline connects with the Mid-America NGL system through an 8-inch line purchased from Navajo Pipeline Company running from west of Odessa, Texas to near El Paso, Texas. A new 8-inch pipeline connecting the 8-inch Navajo line to the Pemex terminal in Ciudad Juarez is currently under construction. Rio Grande also constructed additional facilities at the Pemex terminal to efficiently receive incoming shipments. Rio Grande will be operated by Mid-America (under contract with Rio Grande) and first shipments on the new pipeline system are expected to begin in March 1997.

DISCOVERY PRODUCER SERVICES

     In February 1997, MAPCO Energy L.L.C., a Delaware limited liability company wholly-owned by MAPCO ("MAPCO Energy"), formed a joint venture with Texaco Exploration and Production Inc. ("Texaco") under the name Discovery Producer Services, L.L.C., ("Discovery") which will own and operate the Discovery Project. Discovery will construct a 150-mile pipeline varying in diameter from 12 inches to 30 inches to transport natural gas from offshore discovery wells in the Gulf of Mexico to gas processing and fractionation facilities in southern Louisiana. The joint venture will also include the construction of a cryogenic gas processing plant with a capacity of approximately 600 million cubic feet of gas per day near Larose, Louisiana, and will expand a natural gas liquids fractionator in Paradis, Louisiana. MAPCO Energy and Texaco will each own 50% of the joint venture and Texaco will be the operator. Discovery has filed an application for regulatory approval and plans to begin construction of the project immediately following such approval. The fractionator is expected to be operational by mid-1998. MAPCO Energy anticipates that its share of capital expenditures associated with this project in 1997 will be $114 million.

LIQUID MOVEMENTS

     The following table summarizes the Mid-America, Ammonia and Seminole Systems' total movements of liquids in millions of barrel miles (barrels of liquids times number of miles transported) and revenue per 100 barrel miles for each of the past five years:

                                                      BARREL MILES (IN MILLIONS)
                                                   AND REVENUE PER 100 BARREL MILES
                                            ----------------------------------------------
                                             1996      1995      1994      1993      1992
                                            -------   -------   -------   -------   ------
Natural Gas Liquids.......................  133,122   108,476   109,854    95,568   90,951
Anhydrous Ammonia.........................    3,610     3,505     3,851     3,587    3,976
Crude Oil and Refined Products............      894*    4,787     5,215     4,971    4,811
                                            -------   -------   -------   -------   ------
          Total...........................  137,626   116,768   118,920   104,126   99,738
                                            =======   =======   =======   =======   ======
Revenue Per 100 Barrel Miles..............    19.2c     18.8c     18.7c     19.2c    19.7c
                                            =======   =======   =======   =======   ======

---------------

* Effective January 1, 1996, space previously leased by the NGL business unit on the Capline System was leased by the Petroleum Refining business unit.

     The Mid-America, Ammonia and Seminole Systems operate as common carriers. The single largest shipper accounted for 21% of pipeline transportation revenues during 1996. Total pipeline deliveries in 1996 were 288 million barrels, compared with 265 million barrels in 1995.

LIQUIDS SUPPLY

     The United States Department of Energy estimates of total proved reserves of NGLs for Mid-America's and Seminole's source of supply areas in Texas, New Mexico, Oklahoma, Kansas, Colorado, Wyoming and Utah are as follows:

                                          TOTAL INDUSTRY RESERVES
                                          IN MILLIONS OF BARRELS
                                          -----------------------
December 31, 1992.......................        4,351
December 31, 1993.......................        4,172
December 31, 1994.......................        4,145
December 31, 1995.......................        4,207
December 31, 1996.......................    Not Available

     Mid-America's and Seminole's supply areas are also served by other pipelines.

NGL PRODUCTION

     During 1996, MAPCO Natural Gas Liquids Inc. ("MNGL") owned certain liquefiable hydrocarbons in natural gas under 234,000 acres in the West Panhandle gas field of Texas. MNGL obtained its liquids through the processing of the gas at plants it owned and operated in this field. Although only one of the plants was operating during 1996, these plants have a combined processing capacity of 260 million cubic feet of gas per day. The one plant which was operating during 1996 was shut down in December 1996. In 1996, an average of 4,536 barrels per day of NGLs was produced and sold from the West Panhandle field, compared to 4,975 barrels per day in 1995. The extracted liquids were moved through MNGL's Mid-America and Seminole pipeline systems to Midwestern and Gulf Coast markets.

     Since 1991, MNGL's West Panhandle field gas supplier has taken more than its percentage ownership share of the field's production. The cumulative effect of this acceleration in gas taken has resulted in the Westpan operations having a 31 billion cubic feet and $30 million over-take position as of December 31, 1996. MAPCO uses the sales method of accounting for its gas balancing arrangements which allows the immediate recognition of all revenues on NGLs sold. The acceleration in gas taken contributed an estimated $3 million, $4 million and $4 million to MAPCO's consolidated operating profit in 1996, 1995 and 1994, respectively.

     In February 1997, MAPCO sold all of its interests in the West Panhandle field to Westpan NGL Co., a subsidiary of Mesa Operating Company ("Mesa") effective as of January 1, 1997. In connection with the sale, MAPCO was released from liability for its share of prior NGL "over-takes." As part of the transaction, MAPCO will purchase Mesa's liquids produced from the field and will continue to transport the liquids on its Mid-America Pipeline System.

UNDERGROUND STORAGE

     Underground storage facilities for NGLs are owned or operated by MAPCO at locations along its pipeline system in the states of Iowa, Kansas, Nebraska, Oklahoma and Texas. The capacity of these facilities at December 31, 1996, was approximately 19.3 million barrels. Other storage operations compete with MAPCO for storage leasing in the Conway and Hutchinson, Kansas areas.

COMPETITIVE CONDITIONS

     The marketing of NGLs, the underground storage business and the transportation businesses in which MAPCO operates are highly competitive. MAPCO competes with a number of companies engaged in NGL marketing, some of which are larger than MAPCO and may have more significant financial resources. In addition, other pipelines, tank cars, trucks, barges and local sources of supply (refineries, gasoline plants and ammonia plants) and other sources of energy such as natural gas, coal, oil and electricity, all provide competition for pipeline operations.

     A portion of the Mid-America System transports propane, which is a seasonal product due to its uses as residential and commercial heating fuel. The Ammonia System is also sensitive to seasonal variations and provides more operating profit to the Company during the spring and summer months when fertilizer use reaches its peak in areas of the country supplied by this system. MAPCO enjoys a competitive advantage in the underground storage business in that its system allows a customer immediate recognition of stored propane barrels at all Mid-America terminal destinations along the Mid-America System. None of MAPCO's competitors provide this service to their underground storage customers.

REGULATIONS AND ENVIRONMENTAL MATTERS

     The Natural Gas Liquids business unit is subject to various federal, state and local environmental and safety laws and regulations. It is the policy of the Natural Gas Liquids business unit to comply with such laws and regulations. At this time, MAPCO cannot accurately predict the effect which such laws and regulations may have on such activities and future earnings. Pipeline operations are subject to the provisions of the Hazardous Liquid Pipeline Safety Act. In addition, the tariff rates, shipping regulations and other practices of Mid-America and Seminole are regulated by the Federal Energy Regulatory Commission pursuant to the provisions of the Interstate Commerce Act applicable to interstate common carrier petroleum and petroleum products pipelines. The tariff rates and practices of the Ammonia System are regulated by the Surface Transportation Board under the provisions of the Interstate Commerce Commission Termination Act of 1995 applicable to pipeline carriers. Both of these statutes require the filing of reasonable and nondiscriminatory tariff rates and subject MAPCO to certain other regulations concerning its terms and conditions of service.

     The United States Department of Transportation has prescribed safety regulations for common carrier pipelines. The pipeline systems are subject to various state laws and regulations concerning safety standards, exercise of eminent domain and similar matters. Mid-America and Seminole also file tariff rates covering intrastate movements with various state commissions.

     The Natural Gas Liquids business unit did not incur in 1996, and does not anticipate to incur in 1997 any material capital expenditures for environmental control facilities.

                               PROPANE MARKETING

     The Propane Marketing business unit markets and distributes propane and appliances on the wholesale and retail levels. Propane is used principally as a fuel in various domestic, commercial, industrial, agricultural and vehicle motor fuel applications. Residential customers, who account for the majority of sales, use propane for home heating, cooking and other domestic purposes. The primary agricultural use is crop drying. Commercial and industrial uses include fuel for shopping centers and industrial plants.

     Revenues in 1996 for the Propane Marketing business unit were $429.5 million, compared to $338.3 million in 1995. Operating profit in 1996, which included a $20.8 million gain on the sale of propane and fertilizer assets to CENEX, referred to below, was $65.0 million compared to $35.2 million in 1995.

     The retail marketing of propane and appliances is carried on under the trade name "Thermogas" through 149 Company-owned and operated retail plants in 15 states in the upper Midwest and the Southeast regions of the United States. Propane is also supplied to dealers operating in the same area, as well as to wholesale outlets and industrial accounts. Wholesale appliances are sold through a distributorship to customers in the Midwest. Based upon published industry data, Thermogas is currently the fourth largest retail propane marketer in the United States. In 1996, MAPCO sold 331.4 million gallons of retail propane compared to 326.5 million gallons in 1995.

     All of the propane sold by MAPCO in 1996 was acquired from outside sources. The largest propane supplier accounted for approximately 24% of such outside purchases during 1996. MAPCO's propane supply arrangements are standard for the industry with prices being subject to adjustment in accordance with changes in industry-wide market price levels.

     In March 1996, the Propane Marketing business unit sold its Iowa propane and liquid fertilizer assets to CENEX Inc. ("CENEX"). The transaction, which was completed on March 29, 1996, also involved the sale to CENEX of the remaining Thermogas liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin. Sales and operating revenues for the assets involved in this transaction were $24 million, $69 million, and $68 million in 1996, 1995 and 1994, respectively, and operating profit was $2 million in 1996 and $7 million each for 1995 and 1994.

     Effective January 1, 1997, the Propane Marketing business unit acquired the assets and operations of Gas Supply, Inc. ("Gas Supply"), an independent wholesale propane company based in Minneapolis, Minnesota, for approximately $7 million plus working capital. The acquisition will be used to expand MAPCO's current wholesale propane marketing activities under the trade name "Gas Supply." In 1996, Gas Supply marketed approximately 120 million gallons of propane in the Central and Northeastern United States. MAPCO also acquired Gas Supply's related product sales business, a construction company, a 40,000-barrel storage facility and a rail car and truck terminal in Rosemont, Minnesota.

COMPETITIVE CONDITIONS

     Both the wholesale and retail marketing of propane are highly competitive businesses. Many of the Propane Marketing business unit's competitors are large companies with significant financial resources which may be greater than that of MAPCO. Other energy sources such as natural gas, coal, oil and electricity all compete with propane for home heating, agricultural and commercial applications. Propane competes particularly with natural gas in areas served by natural gas distribution systems. The extension of natural gas service may result in the future loss of existing customers.

     The retail propane business is largely seasonal due to its primary uses for home heating and crop drying. Accordingly, sales and operating profits are concentrated in the fall and winter months. The Propane Marketing business unit enjoys certain competitive advantages in its marketing areas due to name recognition and by offering a wide array of products and services which are not offered by its competitors.

REGULATIONS AND ENVIRONMENTAL MATTERS

     The Propane Marketing business is not highly regulated or environmentally sensitive; however, it is the policy of the Propane Marketing business unit to comply with such laws and regulations as applicable.

                               PETROLEUM REFINING

GENERAL

     The Petroleum Refining business unit operates two refining and marketing systems: the Alaska System and the Mid-South System. The Alaska System includes a Company-owned refinery at North Pole, Alaska, a terminal facility at Anchorage, Alaska, which is situated on land leased from the Alaska Railroad Corporation under two long-term leases, and the wholesale marketing of refined petroleum products. The Mid-South System includes a Company-owned refinery at Memphis, Tennessee and the wholesale and spot marketing of refined petroleum products.

     The 1996 Petroleum Refining business unit revenues were $1,813.4 million and operating profit was $63.9 million compared to $1,574.0 million of revenues and $35.7 million of operating profit in 1995.

ALASKA SYSTEM

     MAPCO's refinery, located near Fairbanks at North Pole, Alaska (the "North Pole Refinery"), is the largest refinery in the state. The Refinery is owned by MAPCO but is situated on land leased by MAPCO from the state of Alaska under a long-term lease which is not scheduled to expire until 2025 and is renewable by the Company at that time. The Refinery is located approximately two miles from its supply point for crude oil, the Trans-Alaska Pipeline System ("TAPS"). The North Pole Refinery's processing capability is approximately 136,000 barrels per day. At maximum crude throughput, 46,000 barrels per day of refined product can be produced. These products are jet fuel, gasoline, diesel fuel, heating oil, fuel oil, naphtha and asphalt. MAPCO's principal market for these products in Alaska is to wholesale, commercial, industrial and governmental customers and to MAPCO's Retail Petroleum business unit operations. MAPCO's Retail Petroleum business unit operations, as described below, accounted for about 7.5% of the North Pole Refinery's 1996 product sales volume and 63.5% of the Refinery's gasoline production. In 1996, average throughput at the North Pole Refinery was 132,912 barrels per day of crude oil which resulted in the average production of 43,568 barrels per day of petroleum products compared to 128,539 barrels per day of average crude throughput and average production of 39,683 barrels per day of petroleum products in 1995.

     The North Pole Refinery's crude oil is purchased from the state of Alaska or is purchased or received on exchanges from crude oil producers. The North Pole Refinery has an agreement with the state of Alaska for the purchase of royalty oil which is scheduled to expire on December 31, 2003. The agreement provides for the purchase of up to 35,000 barrels per day (approximately 27% of the North Pole Refinery's supply) of the State's royalty share of crude oil produced from Prudhoe Bay, Alaska. These volumes, along with crude oil either purchased from crude oil producers or received under exchange agreements, are utilized as throughput in the production of products at the Refinery. Approximately 30% of the throughput is refined and sold as finished product and the remainder of the throughput is returned to the TAPS and either delivered to repay exchange obligations or sold.

MID-SOUTH SYSTEM

     MAPCO's refinery in Memphis, Tennessee ("Memphis Refinery") is the only refinery in the State of Tennessee and has a throughput capacity of approximately 101,000 barrels per day. In 1996, the Memphis Refinery processed an average 100,730 barrels per day compared to 81,218 barrels per day in 1995. Products produced by the Memphis Refinery are gasoline, low sulfur diesel fuel, jet fuel, K-1 kerosene, No. 6 fuel oil, propane and elemental sulfur. These products are exchanged or marketed primarily in the Mid-South region of the United States to wholesale customers, such as industrial, governmental and commercial consumers, jobbers, independent dealers, other refiner/marketers and to MAPCO's Retail Petroleum business unit. Sales to MAPCO's Retail Petroleum business unit operations accounted for about 12% of the Memphis Refinery's 1996 sales volume; the largest single customer accounted for approximately 13% of total sales. During 1996, the Memphis Refinery's gasoline sales to MAPCO's Retail Petroleum business unit were 10% of the Refinery's gasoline production.

     The Memphis Refinery has access to crude oil from the Gulf Coast via common carrier pipeline and by river barges. In addition to domestic crude oil, the Memphis Refinery has the capability of receiving and processing certain foreign crudes. During 1996, the majority of the crude oil processed at the Memphis Refinery was purchased from various suppliers on a posted-plus price basis. Although this method of purchase reduces the financial effect of volatile crude oil markets, the financial results of the Refinery may be significantly impacted by changes in the market prices for crude oil and refined products. MAPCO cannot with any assurance predict the future of crude oil and product prices or their impact on the financial results of the Petroleum Refining business unit.

CRUDE OIL TRADING

     MAPCO buys, sells and exchanges domestic and foreign crude oil to supply its refinery systems in Tennessee and Alaska. MAPCO purchased and sold an average of 35,208 barrels per day of refined petroleum products in 1996 compared to 33,544 barrels per day in 1995.

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

     The principal competitive forces affecting MAPCO's refining businesses are feedstock costs, refinery efficiency, refinery product mix, product distribution and marketing costs. Some of the Mid-South System's competitors in the refining business can more easily process sour crudes, and accordingly, are more flexible in the crudes which may be processed. Since MAPCO has no crude oil reserves and does not engage in crude oil exploration, it must obtain its crude oil requirements from unaffiliated sources. MAPCO believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

     The Company is currently in the process of reviewing various alternatives for further increasing the flexibility of crude oil which may be processed at the Memphis Refinery as well as opportunities which the Company believes may improve its margins.

REGULATIONS AND ENVIRONMENTAL MATTERS

     MAPCO's Petroleum refining business unit is subject to various federal, state and local pricing and environmental laws and regulations. It is the policy of the Petroleum Refining business unit to comply with such laws and regulations. MAPCO's refining operations are subject to regulations relating to air emissions, water discharges, waste generation, transportation, storage and disposal as well as soil and groundwater contamination which may result from spillage or discharge of petroleum and hazardous materials at its refineries and terminals. Groundwater monitoring and remediation are ongoing at both refineries and air and water pollution control equipment is operating at both refineries to comply with applicable regulations.

     The Clean Air Act Amendments of 1990 (the "CAAA") continue to impact the Petroleum Refining business unit through a number of programs and provisions of the CAAA. The provisions include Maximum Achievable Control Technology rules which are being developed for the refining industry, controls on individual chemical substances and new operating permit rules. The provisions impact other companies in the industry in similar ways and are not expected to adversely impact the Company's competitive position.

     The Petroleum Refining business unit incurred approximately $1.3 million in capital expenditures for environmental control facilities in 1996 and has budgeted $5.1 million in capital expenditures for environmental control facilities in 1997. Such expenditures are not deemed by the business unit to be material.

     See "Legal Proceedings," Item 3 beginning on page 10 for information concerning environmental proceedings connected with the Petroleum Refining business unit.

                                RETAIL PETROLEUM

     MAPCO, primarily under the brand name "MAPCO Express," is engaged in the retail marketing of gasoline, diesel fuel, other petroleum products, convenience merchandise and deli fast food items at 207 stores and interstate fuel stops in eight Southeastern states and in Texas and at 25 stores in Anchorage, Fairbanks and southeastern Alaska. The Company has also announced a retail expansion program which will add 36 new MAPCO Express stores and travel centers in 1997 and 1998. All of the motor fuel sold by MAPCO Express stores is supplied either by exchanges or directly from either the Memphis or North Pole Refineries.

     Revenues in 1996 for the Retail Petroleum business unit were $714.9 million, compared to $631.3 million in 1995. Operating profit in 1996 was $30.3 million, compared to $12.5 million in 1995.

     MAPCO's stores have been designed to be modern neighborhood-type facilities, attracting convenience-oriented customers with a variety of today's most widely-used products and services. Convenience merchandise and deli fast food accounted for approximately 51% of Retail Petroleum's gross margins in 1996 and 47% in 1995. The Company owns approximately one-half of the properties upon which its stores are located and leases the remainder from third parties.

COMPETITIVE CONDITIONS

     The principal competitive factors affecting MAPCO's retail businesses are location, product price and quality, appearance and cleanliness of stores and brand-name identification. Competition in the convenience store industry is intense.

     In targeted markets such as Memphis and Nashville, Tennessee and Anchorage, Alaska, the Company is the market leader and enjoys brand-name recognition. The Retail Petroleum business unit was named 1996 convenience store chain of the year by Convenience Store Decision magazine. The award is presented annually to a retailer that best exemplifies excellence throughout its organization. The categories which are considered in determining the recipient of the award are as follows: customer service, product quality, marketing and merchandise innovation, operating efficiency, management effectiveness, imaginative development of the convenience store concept, public service, profitability and growth.

REGULATIONS AND ENVIRONMENTAL MATTERS

     MAPCO's Retail Petroleum business unit is subject to various federal, state and local environmental laws and regulations. It is the policy of MAPCO's Retail Petroleum business unit to comply with such laws and regulations. MAPCO's retail petroleum operations are subject to regulations relating to air emissions, water discharge, waste generation, transportation, storage and disposal, as well as soil and groundwater contamination which may result from spillage or discharge of petroleum and hazardous materials at its retail outlets. Groundwater monitoring and remediation are ongoing at various MAPCO retail outlets to comply with applicable regulations.

     MAPCO's Retail Petroleum business unit is also subject to federal, state and local regulations regarding petroleum underground storage tanks ("USTs"). The United States Environmental Protection Agency ("EPA") and several states in which MAPCO conducts retail operations have adopted laws requiring owners and operators of USTs used for petroleum products to register such tanks with state offices. In addition, these UST regulations have imposed new technical standards, corrective action and financial responsibility requirements relating to such tanks. The regulations establish requirements for owners and operators of USTs, including leak detection systems, corrosion protection systems, tank system repairs and replacement, tank closure and corrective action for leaking tanks. EPA regulations were issued in late 1988, with compliance being phased in over the course of a ten (10) year period.

     The Retail Petroleum business unit incurred approximately $2.8 million in capital expenditures for environmental control facilities in 1996 and has budgeted $4.4 million in capital expenditures for environmental control facilities in 1997. Such expenditures are not deemed by the business unit to be material.

OTHER MATTERS

     On September 10, 1996, the Company completed the disposition of the stock of its former subsidiary companies, MAPCO Coal Inc. and MC Mining Inc. and their respective subsidiaries (the "Coal segment") to Alliance Coal Corporation, a corporation formed by the Beacon Group Energy Investment Fund, L.P., a Delaware limited partnership, and related entities. The assets sold through the stock sale include one surface and six underground mining complexes located in Illinois, Kentucky, Maryland and Virginia, as well as a coal terminal on the Ohio River near Mt. Vernon, Indiana used for the transloading of coal. In connection with the sale, the Company made certain guarantees, indemnifications and representations, and retained certain liabilities; however, management does not expect these items to have a material impact on future results of operations, financial position or cash flow of the Company.

     In February 1997, the Company announced the formation of two new businesses, InfiNet Solutions, L.L.C. and MAPCO Fleet Systems, designed to expand the Company's marketing efforts into mobile information management systems and bundled services for commercial fleets. MAPCO Fleet Systems will provide fleet operators with motor fuel, data management and service alternatives. InfiNet Solutions, L.L.C. will offer information management systems to track operations and control inventories of energy and other products to improve distribution efficiency and customer service through the use of a mobile, hand-held computer system.

                        EXECUTIVE OFFICERS OF MAPCO INC.

                                                        POSITIONS AND OFFICES               YEAR FIRST
                NAME                   AGE         PRESENTLY HELD WITH REGISTRANT         BECAME OFFICER
                ----                   ---         ------------------------------         --------------
James E. Barnes......................  63    Chairman of the Board, President and Chief        1983
                                             Executive Officer
Philip W. Baxter.....................  48    Executive Vice President and Chief                1985
                                             Financial Officer
Robert G. Sachse.....................  48    Executive Vice President and Chief                1993
                                             Operating Officer
David W. Bowman......................  56    Senior Vice President, General Counsel and        1987
                                             Secretary
Douglas H. Rinke.....................  50    Senior Vice President -- Human Resources          1996
Gordon E. Schaechterle, Jr...........  42    Vice President, Controller and Tax Counsel        1994
Donald R. Wellendorf.................  44    Vice President, Treasurer and Investor            1994
                                             Relations

     During 1996, one of MAPCO's executive officers elected to take early retirement, one executive officer left the Company as a result of the Coal segment divestiture and one executive officer resigned to pursue another opportunity.

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

                                   EMPLOYEES

     As of December 31, 1996, MAPCO and its business units had 4,532 employees. Of the total number of employees, 530 were employed in the Natural Gas Liquids business unit; 1,340 in the Propane Marketing business unit; 1,908 in the Retail Petroleum business unit; 476 in the Petroleum Refining business unit; and 278 in the general corporate area. Less than four percent of MAPCO's work force is unionized and covered by collective bargaining agreements. Agreements have been entered into with the Oil Chemical and Atomic Workers Union covering 177 employees in the Petroleum Refining business unit.

ITEM 2. PROPERTIES.

     All the various physical properties are discussed in PART I, Item 1, Supra, pertaining to MAPCO's business.

ITEM 3. LEGAL PROCEEDINGS.

  Texas Explosion Litigation

     On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility located near Brenham, Texas and owned by an affiliate of the Company, Seminole Pipeline Company ("Seminole"). The Company, as well as Seminole, Mid-America Pipeline Company, MAPCO Natural Gas Liquids Inc., and other non-MAPCO entities were named as defendants in civil action lawsuits filed in state district courts located in four Texas counties. Seminole and the related MAPCO entities have settled in excess of 1,600 claims in these lawsuits. The lawsuits remaining include two in Washington County and the Dallmeyer lawsuit which was tried before a jury in Harris County. The Washington County lawsuits each essentially involve house damage claims, which the Company regards as having no merit. In Dallmeyer, the judgment rendered in March 1996 against defendants Seminole and MAPCO-related entities totaled approximately $72 million which included nearly $65 million of punitive damages awarded to the 21 plaintiffs.

     Both plaintiffs and defendants have appealed the Dallmeyer judgment to the Court of Appeals for the Fourteenth District of Texas in Harris County. The defendants seek to have the judgment modified in many respects, including the elimination of punitive damages as well as a portion of the actual damages awarded. If the defendant's appeals are granted, it will result in an award significantly less than the judgment, or alternatively, a retrial of the case. The plaintiffs have cross appealed and seek to modify the judgment to increase the total award plus interest to exceed $155 million.

     Management believes that it has defenses of considerable merit and will vigorously litigate the Dallmeyer appeal and other remaining lawsuits and/or seek settlements satisfactory to the Company, but is not able to predict the ultimate outcome of these matters at this time. The Company has accrued a liability representing an estimate of amounts it may incur to finally resolve all litigation and has also recorded a receivable which corresponds to the remainder of its insurance coverage to be reimbursed by its insurance carrier. Management is unable to estimate a range of loss beyond the amount accrued. Resolutions unfavorable to the Company could result in liabilities and charges materially in excess of the amount accrued.

  Seminole Loop/Aquila-LaGrange Line Litigation

     In May 1993, Seminole completed its Seminole loop pipeline expansion project and in January 1994, completed the Aquila-LaGrange line project. As frequently occurs in the pipeline industry, several lawsuits were filed against Seminole by landowners primarily for rescission of pipeline easements or appeal of eminent domain awards which are pending in five Texas counties.

     The Company believes that complete resolution of the Seminole loop/Aquila-LaGrange line litigation will not have a material adverse effect on the Company's business, results of operations, financial position, or cash flows.

ENVIRONMENTAL

  Memphis Refinery

     On September 2-3, 1993, the Environmental Protection Agency ("EPA"), Region IV, conducted an inspection of MAPCO Petroleum Inc.'s ("MPI") Memphis Refinery to evaluate the Refinery's compliance status under the New Source Performance Standards ("NSPS") promulgated under Section 111 of 42 U.S.C. sec.7411. Following the inspection, the EPA issued a Notice of Violation to MPI dated May 5, 1994. This notice requested that MPI respond with requested information relevant to various alleged Clean Air Act violations. MPI furnished the requested information and, over the last two years, negotiations between MPI and the EPA have occurred and have resulted in a final settlement under which MPI will pay the EPA a penalty of $95,000, together with MPI's agreement to perform three Supplemental Environmental Projects having a cost of not less than $197,000.

     The Consent Decree must be filed with and entered by the court and approved by the EPA, whose approval is expected in the first quarter of 1997.

  North Pole Refinery

     During May of 1993, the EPA, Region X conducted a multimedia inspection at MAPCO Alaska Petroleum Inc.'s ("MAPI") North Pole Refinery located near Fairbanks, Alaska. Following the inspection, the EPA issued two Information Requests relating to New Source Performance Standards ("NSPS"). In June of 1995, the U.S. Department of Justice, Environmental and Natural Resources Division also served written notice upon MAPI of civil claims under the NSPS of the Clean Air Act. The Department of Justice offered to defer litigation if MAPI would enter into settlement negotiations.

     After over a year of settlement discussions, MAPI reached agreement with the Department of Justice and the EPA, Region X. Under the terms of the Consent Decree, MAPI paid a penalty of $425,000 in

December 1996, and will perform two Supplemental Environmental Projects expected to have a total cost of approximately $397,000 in 1997.

GENERAL

     The Company and its business units are involved in various other lawsuits, claims and regulatory proceedings incidental to their businesses. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's business, consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information regarding the market for MAPCO's common equity and related stockholder matters is set forth herein at page 26.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table contains selected financial data for the years indicated, restated to reflect discontinued operations and a two-for-one split effected in the form of a stock dividend from shares held as treasury stock, both occurring in 1996:

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1996       1995       1994       1993       1992
                                              --------   --------   --------   --------   --------
                                                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales and Operating Revenues................  $3,353.1   $2,856.6   $2,633.8   $2,300.9   $2,357.3
Income from Continuing Operations...........  $  130.2   $   64.2   $   50.2   $   91.8   $   73.2
Net Income..................................  $   97.5   $   74.7   $   79.1   $  127.0   $  100.7
Earnings per Common Share:
  Income from Continuing Operations.........  $   2.27   $   1.08   $   0.84   $   1.53   $   1.22
  Net Income................................  $   1.70   $   1.26   $   1.32   $   2.12   $   1.68
Cash Dividends Declared per Common Share....  $  0.525   $   0.50   $   0.50   $   0.50   $   0.50
Working Capital.............................  $   30.5   $  339.1   $   16.7   $   41.7   $   40.2
Total Assets................................  $2,170.7   $2,282.7   $2,115.6   $1,912.8   $1,856.2
Long-Term Debt (excluding current
  maturities)...............................  $  608.4   $  801.0   $  720.9   $  585.5   $  662.9
Stockholders' Equity........................  $  603.6   $  642.3   $  622.6   $  574.3   $  477.5

     On September 30, 1996 a two-for-one stock split effected in the form of a stock dividend from shares held as treasury stock was distributed to shareholders of record on September 16, 1996. Earnings Per Common Share and Cash Dividends Declared per Common Share have been restated for the effect of the stock split. Actual Cash Dividends per share were $1.00 in years 1992 through 1995.

     During 1996, the Company sold put options on 0.6 million shares of MAPCO stock with strike prices ranging from $29.00 to $32.50 per share. Options on 0.4 million shares will expire in April 1997 and the remainder will expire in June 1997. MAPCO's Board of Directors has given management the authorization to issue put options on up to 1.5 million shares of MAPCO's common stock.

     In June 1996, the Company concluded that it would sell substantially all of its Coal business to Alliance Coal Corporation, ("Alliance"), a corporation formed by Beacon Group Energy Investment Fund L.P. and related entities. The transaction was completed on September 10, 1996 with an effective date of July 31, 1996. The assets and liabilities attributable to the transaction have been classified in the consolidated balance sheets as Net Assets of Discontinued Operations at December 31, 1995 and increased working capital by $307.5 million. A loss on the disposal of the Coal operations, net of income taxes, in the amount of $47.2 million was partially offset by income from the discontinued operations, net of income taxes, in the amount of $14.5 million for a total loss on the discontinued operations in 1996 of $32.7 million.

     In March 1996, the Company sold its Thermogas Iowa propane and liquid fertilizer assets as well as its remaining liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin to CENEX, Inc. ("CENEX"). The assets and liabilities attributable to the CENEX transaction have been classified in the condensed consolidated balance sheets as Net Assets held for Sale at December 31, 1995 which increased working capital by $23.4 million. Sales and operating revenues associated with the assets sold to CENEX were $23.9 million, $68.8 million and $67.9 million for 1996, 1995 and 1994, respectively. Operating profit for the same periods was $1.8 million, $7.2 million and $7.1 million.

     Net income in 1995 was reduced $18.8 million for charges in the discontinued Coal segment associated with applying SFAS No. 121 and $6.5 million for severance and early retirements associated with reorganizations in the Natural Gas Liquids segment and Corporate.

     On September 1, 1994, MAPCO completed the acquisition of certain assets of Emro Propane Company. The purchase price included a $186 million cash payment and the transfer to Emro Marketing Company of the retail convenience store assets of MAPCO Florida Inc.

     During 1994, MAPCO settled its long-standing dispute with the state of Alaska relative to its royalty oil purchase agreements. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations on page 14 through 26 and Note 14 -- Commitments and Contingencies to MAPCO's consolidated financial statements on page F-20 for further information regarding the impact of the settlement on MAPCO's financial condition and results of operations.

     During 1996, 1995, 1994, 1993 and 1992, MAPCO purchased a total of 2,578,212; 581,600; 148,466; 101,949; and 288,100 shares, respectively, of its common stock on the open market at a cost of $98.3 million, $31.1 million, $8.7 million, $6.2 million and $16.5 million respectively. On September 30, 1996,
28.7 million treasury shares were distributed to stockholders in the form of a two-for-one stock dividend. In the third quarter of 1996, the Board of Directors approved a 7.0 million share repurchase plan, representing 12% of post-split common stock outstanding. As of December 31, 1996, 2.1 million shares had been purchased under this authorization for $65 million and 7.4 million shares of common stock were in the treasury.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of MAPCO Inc.'s ("MAPCO" or the "Company") financial condition, results of operations and cash flows should be read in conjunction with the financial statements and business unit information presented on pages F-2 through F-23 of this report.

                              FINANCIAL CONDITION

CASH GENERATION (USAGE)

     Cash generation (usage) was as follows (in millions):

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                             1996     1995     1994
                                                             -----    -----    -----
Net cash provided by continuing operations.................  $ 241    $ 167    $  86
Net cash provided by discontinued operations...............     22       63       49
                                                             -----    -----    -----
Net cash provided by operating activities..................    263      230      135
Net cash provided by (used in) investing activities........    114     (244)    (293)
Net cash provided by (used in) financing activities........   (305)      17      119
                                                             -----    -----    -----
Cash generation (usage)....................................  $  72    $   3    $ (39)
                                                             =====    =====    =====

     The increase in funds provided by continuing operations in 1996 was primarily attributable to increased income by all of MAPCO's business units. Funds provided by continuing operations in 1994 were negatively affected by the State Royalty Oil settlement. A discussion of this matter is contained in Note 14 to the consolidated financial statements. (See comments under Results of Operations for additional information regarding business unit operating results.)

     The decrease in cash provided by discontinued operations in 1996 primarily reflects lower income due to the sale of MAPCO's Coal operations as of the end of July 1996. The increase in 1995 was primarily attributable to increased income (excluding the $30 million non-cash charge against income associated with applying Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of").

     Capital expenditures and acquisitions in 1996 were $157 million, of which $50 million was for capital items necessary to maintain continuing operations. Included in the $157 million was $22 million for capital expenditures for the discontinued Coal operations. Capital expenditures in 1996 also included $12 million for a saturated gas plant expansion at the Memphis Refinery, $9 million for a gasoline expansion project at the North Pole Refinery, $6 million for the acquisition of a propane company in Colorado, $5 million for expansion of the Memphis crude line, $4 million for the expansion of the Hobbs Pipeline Station in west Texas and $4 million for environmental projects. MAPCO also expended $23 million in 1996 for its investment in the Rio Grande Pipeline joint venture. Cash from investing activities in 1996 included $236 million received from the sale of the Coal segment to Alliance Coal Corporation, a corporation formed by The Beacon Group Energy Investment Fund L.P. ("Beacon") and $43 million from the sale of Thermogas Company's Iowa propane and liquid fertilizer assets to CENEX Inc. ("CENEX"). Capital expenditures and acquisitions in 1995 were $251 million, of which $50 million was for capital items necessary to maintain continuing operations. Capital expenditures in 1995 also included $82 million for the expansion of the Rocky Mountain Pipeline System, $30 million for capital improvements at the Memphis Refinery, $11 million for the acquisition of 27 retail gasoline/convenience stores in the Nashville, Tennessee, market area, $33 million for the discontinued Coal operations and $16 million for environmental projects. Capital expenditures and acquisitions in 1994 were $304 million, of which $45 million was for capital items necessary to maintain continuing operations. Capital expenditures in 1994 included $186 million for the acquisition of the assets of Emro Propane Company ("Emro"), $31 million for the discontinued Coal operations and $6 million for environmental projects.

     Cash from financing activities in 1996 included the use of $161 million in cash to reduce variable-rate borrowings, $98 million to purchase 2.6 million shares of treasury stock, $30 million for cash dividends and $21 million to reduce long-term debt. Part of the proceeds from the sale of the Coal segment was used to pay down debt. Cash from financing activities in 1995 included $105 million of borrowings of variable-rate debt, $31 million to purchase treasury stock, $30 million for cash dividends and $27 million to reduce long-term debt. The State Royalty Oil settlement and the Emro acquisition resulted in increased variable-rate debt borrowings which were $165 million in 1994. Also included in cash used in financing activities in 1994 was $30 million for cash dividends, $9 million to purchase treasury stock and $8 million to reduce long-term debt.

     Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two Natural Gas Liquids' ("NGL") subsidiaries to MAPCO. At December 31, 1996 and 1995, $190 million of net assets was restricted by such provisions.

LIQUIDITY AND CAPITAL RESOURCES

     MAPCO's primary sources of liquidity are its cash and cash equivalents, internal cash generation, and external financing, including its long-term leasing arrangement (discussed below). At December 31, 1996, MAPCO's cash and cash equivalents were $105 million compared to $33 million at December 31, 1995.

     MAPCO's external financing sources include its bank credit agreement, its uncommitted bank credit lines, its ability to issue public or private debt, including commercial paper, and its leasing arrangement. MAPCO's bank credit agreement represents a total committed line of credit of $300 million which reduces in quarterly amounts of $25 million commencing June 30, 1998. The bank credit agreement serves as a back-up for outstanding commercial paper and for borrowings against bank money market lines. As of December 31, 1996 and 1995, no borrowings were outstanding under the bank credit agreement.

     On December 11, 1996, the Company entered into a seven-year operating lease arrangement to accommodate the acquisition and construction of certain assets. Payments under the lease are based on the amounts spent for acquisition or construction of assets and the applicable interest rate. After the lease term, the arrangement may be extended by agreement of the parties or the Company may purchase or arrange for the sale of the assets. As of December 31, 1996, all of the $100 million commitment remained available under the lease.

     In 1990, MAPCO filed a shelf registration statement with the U.S. Securities and Exchange Commission ("SEC") providing for the issuance of up to $400 million of debt securities. As of December 31, 1996, MAPCO had outstanding $289 million of Medium Term Notes issued pursuant to this registration. The Company intends to de-register the $47 million remaining authorization under this shelf registration. On January 31, 1997, MAPCO filed a shelf registration with the SEC providing for the issuance of up to $500 million of debt securities, preferred stock, common stock, depositary shares and warrants. The Company intends to issue $200 million of debt in the first quarter of 1997 under this registration statement. The proceeds from any securities issued under the shelf registration statements have been and will continue to be used for general corporate purposes, including without limitation, working capital, capital expenditures, refinancing of debt, including commercial paper, business acquisitions and the satisfaction of other obligations.

     The Company has entered into various interest rate swap agreements with financial institutions which effectively change the Company's interest rate exposure from variable rates to fixed rates on $100 million of debt. The interest rate swap agreements, which expire April 1, 2003, provide protection against actual interest rate exposure and are not speculative in nature. The Company has minimized any risk of impact on its financial position, liquidity or results of operations from changes in interest rates on the $100 million of variable rate debt that is hedged through the use of the interest rate swap agreements.

     MAPCO has also entered into interest rate lock agreements with certain financial institutions on $200 million of treasury securities at 6.12% to hedge the Company's anticipated issuance of bonds in the first quarter of 1997. These interest rate lock agreements expire on March 4, 1997.

     In the third quarter of 1996, the Company's Board of Directors approved a "four-point plan", which included a two-for-one stock split effected in the form of a stock dividend, the repurchase of up to 7.0 million shares (or twelve percent of post-split outstanding stock) and a twenty percent dividend increase. As of December 31, 1996, 2.1 million shares have been repurchased under this authorization for $65 million. The two-for-one stock split, effected in the form of a stock dividend from shares held as treasury stock, was distributed on September 30, 1996, to shareholders of record on September 16, 1996. All applicable share and per share amounts have been restated to reflect this stock split.

     During 1996, the Company sold equity put options on 550,000 shares of MAPCO stock with strike prices ranging from $29 to $32 1/2 per share. Options on 400,000 shares will expire in April 1997 and the remainder will expire in June 1997. In January 1997, the Company sold additional put options on 450,000 shares with strike prices ranging from $31 3/4 to $32 5/8 per share. These options will expire in July 1997. MAPCO's Board of Directors has given Management the authorization to issue put options on up to 1.5 million shares of MAPCO's common stock.

     On March 29, 1996, the Propane Marketing business unit sold its Iowa propane and fertilizer assets and its remaining liquid fertilizer assets in Arkansas, Illinois, Indiana, Ohio, Minnesota and Wisconsin to CENEX. The transaction resulted in proceeds of $43 million which were used for general corporate purposes.

     In July 1996, the Company signed an agreement with Beacon to sell substantially all of the net assets of the Coal business. That transaction was finalized on September 10, 1996. Total proceeds from the transaction of $236 million were used to pay down debt.

     On September 1, 1994, MAPCO completed the acquisition of the propane marketing assets of Emro Propane Company ("Emro") which included the transfer to Emro of MAPCO Florida Inc.'s retail convenience store assets in Florida. The cash payment for this acquisition has been reflected in the capital expenditures for 1994. MAPCO financed this acquisition primarily through the issuance of commercial paper and bank money market lines.

     On February 6, 1997, MAPCO sold its natural gas liquids and condensate reserves in the West Panhandle Field of Texas to Westpan NGL Co., a subsidiary of MESA Operating Company ("MESA"), effective January 1, 1997, for $66 million. The Company will recognize a gain of $66 million on the transaction in the first quarter of 1997 as the reserves sold had no book basis. As part of the sales agreement, MAPCO was released from liability for its share of prior NGL over-takes.

     Capital expenditures in 1997 are currently expected to be about $175 million, which includes $90 million for operating necessities and approximately $85 million for expansion projects, including $4 million for environmental projects. Also, in 1997 MAPCO will participate in the $300 million (MAPCO's 50% share will be $150 million) Discovery off-shore Louisiana joint venture pipeline project with Texaco Exploration and Production Inc. The project is expected to be completed in 1998. MAPCO expects to utilize cash from operations, short-term funding sources, proceeds from the sale of assets and proceeds from additional borrowings, non-recourse project financing and/or equity securities from the shelf registration statement filed with the SEC in 1997 to meet anticipated 1997 capital expenditures. MAPCO's long-term liquidity is expected to be sufficient to meet currently projected capital expenditures, environmental projects, debt service and dividends. MAPCO anticipates that any future excess internal cash generation will be used primarily for debt reduction and to fund new capital projects.

     MAPCO's existing debt and credit agreements contain covenants which limit the amount of additional indebtedness the Company can incur. Management believes, however, that MAPCO has sufficient capacity to fund its anticipated needs.

INFLATION

     During the past five years, MAPCO has benefitted from the relatively low rates of inflation experienced in the United States. However, MAPCO's operating costs are influenced to a greater extent by specific price changes in energy products than by changes in general inflation. Crude, refined petroleum product and natural gas liquids prices are particularly sensitive to OPEC production levels and/or the expectations of traders concerning the supply and demand balance in the near future. These costs could increase with a possible adverse effect on MAPCO's profitability. Although every effort will be made to do so, it is possible that MAPCO, like many other companies, may not be able to adjust its sales prices to maintain parity with operating costs.

OTHER

     MAPCO maintains property and liability insurance at limits believed to be sufficient to cover estimated potential risks. Losses up to deductible amounts of the various coverages would not have a material effect on MAPCO's financial position, liquidity or results of operations.

                             RESULTS OF OPERATIONS

     MAPCO's results of operations were significantly influenced by the following major events which occurred in 1996:

     - Divestiture of the Coal segment operations to Alliance Coal Corporation, effective as of July 31, 1996. The Coal segment operations have been reported as discontinued operations in the accompanying financial statements.

     - Divestiture of Propane Marketing's Iowa liquid fertilizer and propane assets to CENEX, Inc. Also included in the sale were the liquid fertilizer assets in Arkansas, Illinois, Indiana, Ohio, Minnesota and Wisconsin.

     During 1996, MAPCO realigned the Natural Gas Liquids and Petroleum segments into the Natural Gas Liquids, Propane Marketing, Petroleum Refining and Retail Petroleum business units.

                                INCOME STATEMENT

  1996 RESULTS COMPARED TO 1995

     Income from continuing operations was $130 million in 1996, compared to $64 million in 1995. Excluding a $13 million ($21 million pre-tax) gain on the sale of assets to CENEX from 1996 results, income from continuing operations increased $53 million, or 83%, over 1995. Income from continuing operations in 1995 was reduced $6 million ($10 million pre-tax) for reorganization charges.

     Net income in 1996 was $98 million which included $15 million of income from the discontinued Coal operations and a $47 million loss on the disposal of the Coal operations. A discussion of the discontinued Coal operations is contained in Note 2 to the consolidated financial statements. Net income in 1995 was $75 million and included $11 million of income from discontinued operations.

     Income from discontinued operations was reduced $19 million ($30 million pre-tax) in 1995 from the impact of applying SFAS No. 121.

     Earnings per common share from continuing operations, before the impact of the above-noted items, were $2.05 in 1996, compared to $1.18 in 1995. Net income was $1.70 in 1996, compared to $1.26 in 1995. Average common shares outstanding in 1996 were 57.3 million, compared to 59.5 million in 1995.

     Sales and operating revenues by business unit were as follows (in millions):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1995
                                                              ------    ------
Natural Gas Liquids.........................................  $  716    $  550
Propane Marketing...........................................     430       338
Petroleum Refining..........................................   1,813     1,574
Retail Petroleum............................................     715       631
Eliminations................................................    (321)     (236)
                                                              ------    ------
                                                              $3,353    $2,857
                                                              ======    ======

     Sales and operating revenues increased $496 million in 1996 due to increased sales by all of the operating units.

     Natural Gas Liquids sales and operating revenues increased $166 million principally due to increased trading and pipeline revenues. Trading sales increased $130 million as market prices increased over 11 cents per gallon on slightly higher volumes. Pipeline revenues increased $42 million principally due to increased volumes from the Four Corners Pipeline loop project completed in the first quarter of 1996, increased movements of demethanized mix from Rocky Mountain origins to the Gulf Coast and increased movements of propane to the heating markets in the Midwest. Eagle Oil revenues decreased $5 million as those operations were phased-out in January 1996. Overall, $116 million of the sales increase was attributable to higher prices and $50 million due to increased volumes.

     Propane Marketing sales and operating revenues increased $92 million, despite the divestiture of Propane Marketing's liquid fertilizer and Iowa propane operations during 1996. Excluding the divested Iowa operations, Propane Marketing's sales increased $126 million. This increase was primarily attributable to increased retail, wholesale and spot propane sales which were partially offset by lower fertilizer sales. Retail propane sales increased $66 million as increased demand due to colder weather resulted in a 39 million gallon increase in retail propane volumes and a 17% increase in average retail prices. Wholesale and spot propane sales increased $66 million primarily due to increased prices. Fertilizer sales decreased $8 million reflecting the divestiture of those operations during 1996. Overall, $54 million of Propane Marketing's sales increase was attributable to higher prices and $72 million due to increased volumes.

     Petroleum Refining's sales and operating revenues increased $239 million due to increased production and sales volumes at the Memphis and North Pole Refineries, as well as higher sales prices at the North Pole Refinery. Production at the Memphis Refinery increased 19,512 barrels per day and total barrels sold increased by 25,741 barrels per day. The increase in sales volumes was partially offset by lower average refined product sales prices of $2.95 per barrel. Production at the North Pole Refinery increased 3,753 barrels per day, total barrels sold increased 5,124 barrels per day and average refined product sales prices increased $3.62 per barrel. The $239 million sales increase was attributable to a $329 million increase in volumes, partially offset by a $90 million decrease in average sales prices.

     Retail Petroleum's sales and operating revenues increased $84 million because both fuel and merchandise sales increased. Gasoline sales increased $29 million primarily due to a $0.13 per gallon increase in average pump prices which more than offset the impact of a 5 million gallon decrease in gasoline volumes sold. Diesel sales increased $39 million as average pump prices increased $0.14 per gallon and volumes increased by almost 18 million gallons. Merchandise sales increased $16 million due primarily to increased volumes. Overall, $56 million of Retail Petroleum's sales increase was attributable to higher prices and $28 million to increased volumes.

     Outside purchases and operating expenses by business unit are provided below (in millions):

                                                          YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------
                                                       1996                    1995
                                               ---------------------   ---------------------
                                                OUTSIDE    OPERATING    OUTSIDE    OPERATING
                                               PURCHASES   EXPENSES    PURCHASES   EXPENSES
                                               ---------   ---------   ---------   ---------
Natural Gas Liquids..........................   $  400       $132       $  292       $103
Propane Marketing............................      235         80          172         81
Petroleum Refining...........................    1,617         97        1,407         88
Retail Petroleum.............................      320         81          315         86
                                                ------       ----       ------       ----
                                                $2,572       $390       $2,186       $358
                                                ======       ====       ======       ====

     Natural Gas Liquids outside purchases increased $108 million. The increase was principally due to increased trading purchases caused by higher market prices, partially offset by decreased Eagle Oil purchases. Operating expenses increased $29 million primarily because of increased power costs and Westpan expenses. Power costs increased due to increased pipeline product movements and higher natural gas prices. Westpan operating expenses increased due to accruals for severance and other costs associated with the December 1996 closure of the Bivins gas plant.

     Propane Marketing outside purchases increased $63 million; however, excluding the divested Iowa operations, the increase in outside purchases was $69 million. The increase was attributable to the additional purchases required to meet the increase in retail, wholesale and spot sales volumes and higher wholesale propane prices. These increases were partially offset by lower fertilizer purchases due to the divestiture of that product line during 1996. Operating expenses decreased $1 million; however, excluding the Iowa operating expenses, costs increased by $6 million due to general increases in various expense categories that were related to the increased sales volumes.

     Petroleum Refining outside purchases increased $210 million because of the increased volume of crude purchases associated with the increased production at the refineries, higher average crude prices and increased volumes of refined products purchased. Operating expenses increased $9 million principally due to costs associated with the increased crude throughput.

     Retail Petroleum outside purchases increased $5 million, primarily due to additional merchandise purchases to meet increased demand. Product purchases from the Petroleum Refining business unit, which are not reflected in the above tables due to eliminations, increased $63 million due to higher gasoline and diesel prices and increased diesel volumes. Operating expenses decreased $5 million principally due to lower environmental costs.

     Selling, general and administrative expenses increased $6 million principally due to higher salary and benefit costs associated with various one-time restructuring charges and establishing, in August 1996, the Marketing and Business Development department to develop new business opportunities for the Company.

     The $20.8 million gain on sale of net assets held for disposal relates to the Iowa propane and liquid fertilizer assets sold to CENEX in March 1996.

     Other income in 1996 includes interest income associated with the sale of the Coal segment, the gain on the sale of two corporate airplanes and a gain on the sale of an internally developed consulting business.

     MAPCO's effective tax rate for 1996 was 38.6% compared to 37.2% in 1995. The difference between the statutory Federal income tax rate of 35% and the effective tax rate for 1996 and 1995 was primarily due to state income taxes.

  1995 RESULTS COMPARED TO 1994

     Income from continuing operations was $64 million in 1995, compared to $50 million in 1994. Income from continuing operations in 1995 was reduced $6 million ($10 million pre-tax) for reorganization charges.

Income from continuing operations in 1994 was reduced $44 million ($69 million pre-tax) by the impact of the State Royalty Oil settlement.

     Net income in 1995 was $75 million which included $11 million of income from the discontinued coal operations. A discussion of the discontinued coal operations is contained in Note 2 to the consolidated financial statements. Net income in 1994 was $79 million and included $29 million of income from discontinued operations.

     Income from the discontinued Coal operations was reduced $19 million ($30 million pre-tax) in 1995 from the impact of applying SFAS No. 121.

     Sales and operating revenues by business unit were as follows (in millions):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               1995      1994
                                                              ------    ------
Natural Gas Liquids.........................................  $  550    $  577
Propane Marketing...........................................     338       267
Petroleum Refining..........................................   1,574     1,402
Retail Petroleum............................................     631       647
Eliminations................................................    (236)     (259)
                                                              ------    ------
                                                              $2,857    $2,634
                                                              ======    ======

     Sales and operating revenues increased $223 million in 1995 due to increased sales by the Petroleum Refining and Propane Marketing business units.

     Natural Gas Liquids' sales and operating revenues decreased $27 million primarily because of lower NGL trading and transportation revenues, which more than offset the impact of increased Westpan revenues. NGL trading revenues decreased in 1995 primarily because of heavy trading activity in December 1994. Pipeline revenues decreased because deliveries of demethanized mix to the Gulf Coast markets were significantly curtailed. Lower ethane prices throughout 1995 prompted producers in the Rocky Mountain region to leave ethane in the gas stream and sell the product as natural gas. Increased volumes from new plant connections and plant expansions partially offset the impact of lower demethanized mix shipments to the Gulf Coast. Westpan revenues increased primarily due to higher prices and increased condensate production volumes which more than offset the impact of lower NGL production volumes.

     Propane Marketing's sales and operating revenues increased $71 million due to the Emro acquisition which significantly increased the sales volumes of propane and appliances.

     Petroleum Refining sales and operating revenues increased $172 million reflecting higher average refined petroleum product sales prices in the Mid-South region, increased demand for diesel fuel and naphtha on the West Coast and in the Asian markets and increased petroleum trading activity.

     Retail Petroleum sales and operating revenues decreased $16 million due to the sale of 38 convenience stores and the dealer operations in Florida. The acquisition of 27 convenience stores during 1995 from Jim Dandy was insufficient to sustain the fuel and merchandise sales volumes of the Florida store operations.

     Outside purchases and operating expenses by business unit are provided below (in millions):

                                                        YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------
                                                     1995                      1994
                                            ----------------------    ----------------------
                                             OUTSIDE     OPERATING     OUTSIDE     OPERATING
                                            PURCHASES    EXPENSES     PURCHASES    EXPENSES
                                            ---------    ---------    ---------    ---------
Natural Gas Liquids.......................   $  292        $103        $  302        $126
Propane Marketing.........................      172          81           135          61
Petroleum Refining........................    1,407          88         1,201         153
Retail Petroleum..........................      315          86           313          81
                                             ------        ----        ------        ----
                                             $2,186        $358        $1,951        $421
                                             ======        ====        ======        ====

     Natural Gas Liquids outside purchases decreased $10 million. The decrease was primarily attributable to decreased propane trading activity. Operating expenses decreased $23 million because of: (a) decreased pipeline power costs resulting from lower natural gas prices, (b) the favorable impact on 1995 costs from the 1994 buy-out of a gas supply contract, (c) decreased Westpan operating expenses in 1995 after the expiration of a volume subsidy agreement at the end of 1994, and (d) gains recognized from the sale of a depropanizer unit in 1995.

     The $37 million increase in Propane Marketing outside purchases reflects increased purchases of propane and appliances attributable to the Emro operations. Operating expenses increased $20 million, also due to the additional plants acquired in the Emro acquisition.

     Petroleum Refining's outside purchases increased $206 million primarily because of higher crude prices, increased volumes and increased petroleum trading activities. Volume purchases increased at the Memphis Refinery because of the requirement to purchase refined products to meet sales commitments during the four-week turnaround completed in 1995. Petroleum trading activities, other than for refinery supply and risk management purposes, were discontinued during the 1995 third quarter. Operating expenses decreased $65 million due to a $69 million charge associated with the Alaska State Royalty settlement in 1994. Excluding this charge and an $8 million favorable crude pricing settlement in 1995, operating expenses increased $12 million over 1994. This increase is due primarily to: (a) a $3 million charge for surplus and obsolete assets at the Memphis Refinery written-off after completion of the scheduled four-year turnaround in 1995, (b) high maintenance costs at the Memphis Refinery during the four months prior to the start of the turnaround, and (c) higher utility expenses at the North Pole Refinery.

     Retail Petroleum's outside purchases were $2 million higher than 1994. Overall, including amounts purchased from the Petroleum Refining business unit which are not reflected in the above tables due to eliminations, purchases decreased $13 million, reflecting the lower store count in 1995. Operating expenses increased $5 million because of higher labor and advertising costs.

     Depreciation and amortization increased $6 million primarily due to depreciation and amortization charges associated with the Emro assets acquired in 1994.

     Interest and debt expense was $58 million in 1995, compared to $53 million in 1994. Higher debt levels, resulting from the Emro acquisition, the payment of the State Royalty Oil settlement and capital projects in 1995 and higher interest rates were the principal reasons for the increase.

     A $10 million charge associated with reorganizations in the Natural Gas Liquids and Propane Marketing business units and in Corporate was recorded in 1995.

     MAPCO's effective tax rate for 1995 was 37.2% compared to 36.0% in 1994. The difference between the statutory Federal income tax rate of 35% and the effective tax rate for 1995 and 1994 was primarily due to state income taxes.

OPERATING PROFIT

  1996 RESULTS COMPARED TO 1995

     Operating profit by business unit was as follows (in millions):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1995
                                                              ----    ----
Natural Gas Liquids.........................................  $137    $104
Propane Marketing...........................................    65      35
Petroleum Refining..........................................    64      36
Retail Petroleum............................................    30      13
                                                              ----    ----
                                                              $296    $188
                                                              ====    ====

     Natural Gas Liquids

     The $33 million increase in operating profit was primarily attributable to increased pipeline profits. Pipeline revenues increased substantially over 1995 due to additional volumes from the completion of the Four Corners loop project and because ethane recoveries and shipments to Gulf Coast destinations were strong all year. Pipeline revenues and operating profit in 1995 were adversely affected by lower demethanized mix shipments created by low ethane prices on the Gulf Coast.

     Propane Marketing

     The gain on sale of assets to CENEX accounts for $21 million of the $30 million operating profit increase. Excluding the CENEX gain and the operating profit associated with these operations, operating profit increased $15 million. This improvement resulted from the increase in home heating and agricultural propane sales caused by colder-than-normal weather and a strong crop drying season. In addition, wholesale profits increased primarily because of increased margins which resulted primarily from higher product sales prices.

     Petroleum Refining

     The $28 million operating profit increase primarily reflects increased profits at the Memphis refinery. Profits at the Memphis Refinery increased $33 million as crude throughput increased 24%, total barrels sold increased 23% and realized margins improved, through marketing initiatives, by 17% over 1995. The margin increase was due to average crude costs decreasing more than the decrease in average sales prices. The production gains were attributable to capital improvements made to the refinery during a major turnaround in 1995. Production was negatively impacted in 1995 as the Memphis Refinery was shutdown for 4 weeks to complete a scheduled turnaround. Operating profit at the North Pole Refinery decreased $5 million as a 9% increase in production was more than offset by lower margins. Margins decreased 15% from 1995 primarily because of higher crude costs.

     Retail Petroleum

     Operating profit increased $17 million primarily due to increased merchandise profits as both sales volumes and margins improved over 1995. Merchandise sales increased $16 million and margins improved 3.6% over 1995 which resulted in a $12 million increase in merchandise profits. Profits on gasoline sales increased $2 million as higher gasoline margins more than offset the impact of lower sales volumes. Profits on diesel sales increased $1 million as sales volumes increased 18 million gallons and margins remained essentially unchanged.

  1995 RESULTS COMPARED TO 1994

     Operating profit by business unit was as follows (in millions):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1995      1994
                                                              ----      ----
Natural Gas Liquids.........................................  $104      $103
Propane Marketing...........................................    35        28
Petroleum Refining..........................................    36         9
Retail Petroleum............................................    13        18
                                                              ----      ----
                                                              $188      $158
                                                              ====      ====

     Natural Gas Liquids

     Operating profit increased $1 million over 1994 as increased Westpan profits were largely offset by lower pipeline profits. Westpan's operating profit improved due to higher prices and a 42% increase in condensate volumes, which more than offset a 23% decrease in NGL volumes. Pipeline operating profit decreased due to reduced revenues combined with higher operating expenses. Excluding the reorganization charge taken in 1995, pipeline operating profit was comparable to 1994.

     Propane Marketing

     The $7 million increase in operating profit was primarily attributable to incremental profits from the Emro operations, acquired in September 1994.

     Petroleum Refining

     Petroleum Refining's operating profit increased $27 million over 1994; however, excluding a $69 million charge in 1994 related to the State Royalty Oil settlement and an $8 million favorable crude pricing settlement in 1995, operating profit decreased $50 million. The decrease in operating profit was primarily attributable to lower margins and higher expenses at both the Memphis and North Pole Refineries. Margins decreased $0.73 per barrel at the Memphis Refinery primarily because increased crude costs more than offset the increases in refined petroleum products. Expenses at the Memphis Refinery increased because of: (a) a $3 million charge to write-off surplus and obsolete equipment following the turnaround in 1995, (b) a $1 million charge to relocate Tulsa-based employees to Memphis, and (c) higher-than-normal maintenance expense during the four months prior to the start of the turnaround. Margins at the North Pole Refinery decreased $1.29 per barrel because average crude costs increased during 1995 while product sales prices averaged close to 1994 amounts. Excluding the charge in 1994 related to the State Royalty Oil settlement and the positive impact of a separate crude pricing settlement in 1995, expenses at the North Pole Refinery increased $7 million primarily due to higher utility costs.

     Retail Petroleum

     Retail Petroleum's operating profit decreased $5 million. The decrease in sales and operating revenues, caused by operating fewer stores in 1995, was largely offset by decreased product purchases. Operating expenses increased $5 million due to higher labor and advertising expenses.

  ENVIRONMENTAL ISSUES

     Estimated liabilities for environmental costs, primarily in the Petroleum Refining and Retail Petroleum business units, are determined independently of any potential claims for recovery. Estimated liabilities for environmental matters were $28 million and $33 million as of December 31, 1996, and 1995, respectively. Receivables recorded in connection with laws permitting reimbursement by various states of certain expenses associated with underground storage tank containment problems and repairs were $15 million and $20 million at December 31, 1996 and 1995, respectively.

     In 1996 the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities", ("SOP 96-1"), which provides guidance for the recognition, measurement, display and disclosure of environmental remediation liabilities. The Company will adopt the provisions of SOP 96-1 in 1997, as required, and does not expect such adoption to have a material impact on its results of operations, financial position, or cash flows.

  OTHER MATTERS

     Natural Gas Liquids

     In November 1995, Mid-America Pipeline Company, Amoco Pipeline Company and Navajo Pipeline Company announced the formation of a joint venture under the name Rio Grande Pipeline Company ("Rio Grande"). Rio Grande will transport NGLs from Mid-America Pipeline's Hobbs Station in Texas and other Mid-America Pipeline origins to the Pemex Gas y Petroquimica Basica's ("PEMEX") Mendez terminal in Ciudad Juarez, Mexico. The Mexican customer purchasing the NGLs will be PMI Trading Company. Construction of the pipeline, which will be the first pipeline to carry NGL shipments across the United States/Mexico border, and the PEMEX Mendez Terminal are on schedule and operations are expected to commence in the first quarter of 1997.

     Since 1991, MAPCO's West Panhandle field gas supplier has taken more than its percentage ownership share of the field's production. The cumulative effect of this acceleration in gas taken has resulted in the Westpan operations having a 31 billion cubic feet and $30 million over-take position at December 31, 1996. MAPCO uses the sales method of accounting for its gas balancing arrangements which allows recognition of all revenues on natural gas liquids sold. The acceleration in gas taken contributed an estimated $3 million, $4 million, and $4 million to MAPCO's consolidated operating profit in 1996, 1995, and 1994, respectively.

     Effective January 1, 1997, MAPCO sold its interest in the West Panhandle field to MESA. Sales and operating revenues from the Westpan operations were $29 million, $26 million and $24 million in 1996, 1995 and 1994, respectively. Operating profit from the Westpan operations was $18 million, $16 million and $10 million in 1996, 1995 and 1994, respectively. As part of the sales agreement, MAPCO was released from its liability for its share of prior NGL over-takes.

     In February 1997, MAPCO Energy L.L.C., a Delaware limited liability company wholly-owned by MAPCO ("MAPCO Energy"), formed a joint venture with Texaco Exploration and Production Inc. ("Texaco") under the name Discovery Producer Services, L.L.C. ("Discovery"), which will own and operate the Discovery Project. Discovery will construct a 150-mile pipeline of varying diameters between 12 inches and 30 inches to transport natural gas from off-shore discovery wells in the Gulf of Mexico to gas processing and fractionation facilities in southern Louisiana. The joint venture will also include the construction of a cryogenic gas processing plant with a capacity of approximately 600 million cubic feet of gas per day near Larose, Louisiana, and will expand a natural gas liquids fractionator in Paradis, Louisiana. MAPCO and Texaco will each own 50% of the joint venture and Texaco will be the operator. Discovery has filed an application for regulatory approval and plans to begin construction of the project immediately following such approval. The fractionator is expected to be operational by mid-1998. MAPCO Energy anticipates that its share of expenditures associated with this project in 1997 will be $114 million.

     On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility near Brenham, Texas which was owned by an affiliate of the Company, Seminole Pipeline Company. The matter was investigated by the National Transportation Safety Board and the Texas Railroad Commission. A discussion of this matter and its effect on MAPCO is contained in Note 14 to the consolidated financial statements.

     Propane Marketing

     In March 1996, the Propane Marketing business unit sold its Iowa propane and liquid fertilizer assets to CENEX. The transaction, which was completed on March 29, 1996, also involved the sale to CENEX of the remaining Thermogas liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin.

Sales and operating revenues for the assets involved in this transaction were $24 million, $69 million, and $68 million in 1996, 1995 and 1994, respectively, and operating profit was $2 million in 1996 and $7 million annually for 1995 and 1994.

     On January 6, 1997, the Propane Marketing business unit announced that, effective January 1, 1997, it had acquired Gas Supply, Inc., ("Gas Supply") an independent wholesale propane company based in Minneapolis, Minnesota, for approximately $7 million plus working capital. The acquisition will be used to expand MAPCO's current wholesale propane marketing activities under the trade name Gas Supply. Gas Supply, marketed approximately 120 million gallons of propane to the Central and Northeastern United States in 1996. MAPCO also acquired Gas Supplies' related product sales, a construction company, a 40,000-barrel storage facility and a rail car and truck terminal in Rosemont Minnesota.

     Petroleum Refining

     Since 1978, MAPCO Alaska Petroleum Inc. (and/or its predecessor hereinafter "MAPI") has had long-term agreements with the state of Alaska (the "State") to purchase royalty oil from the State at prices linked to amounts payable by North Slope oil producers in satisfaction of their royalty obligations to the State. In 1977, the State commenced suit against the producers (in an action entitled State of Alaska v. Amerada Hess, et al.) alleging that they incorrectly calculated their royalty payments. After a successful settlement with the producers, the State then claimed monies due from MAPI. MAPI settled this dispute with the State in 1994. A discussion of the settlement as it relates to MAPCO is contained in Note 14 to the consolidated financial statements.

     General

     In September 1996, MAPCO announced the formation of a new company, MAPCO Canada Energy Inc., with headquarters in Calgary, Alberta. The new Company's mission is to develop strategic business opportunities related to the production and transportation of natural gas liquids and petroleum products.

     On February 4, 1997, MAPCO announced the formation of two new businesses, InfiNet Solutions, LLC, ("InfiNet") and MAPCO Fleet Systems, ("Fleet Systems") to expand the Company into mobile information management systems and bundled services for commercial fleets. Fleet systems will provide fleet operators with motor fuel, data management and service alternatives. InfiNet will offer information management systems to track operations and control inventories of energy and other products to improve distribution efficiency and customer service. New technology in the form of a mobile, hand-held computer system is designed to improve record keeping and distribution routing.

     MAPCO Coal's wholly-owned subsidiary, Webster County Coal Corporation ("Webster County"), owned and operated the Retiki Coal Mine. The Retiki mine operated under a cost-plus management fee contract with Big Rivers Electric Corporation ("Big Rivers") whereby the production from the Retiki mine was sold exclusively to Big Rivers. In January 1995, Webster County entered into a Partial Settlement Agreement with Big Rivers that closed the Retiki mine. Webster County and Big Rivers have litigated the payment responsibility for certain costs associated with the operation of the Retiki mine, which Big Rivers has disputed. The trial was conducted in October and November of 1995, with a verdict expected from the presiding judge in the first half of 1997. In October 1996, Big Rivers filed for Chapter 11 bankruptcy protection. As part of a possible plan of reorganization, most of the major creditors have agreed to settle their claims with Big Rivers. MAPCO Equities Inc., a wholly-owned subsidiary of MAPCO and successor to Webster County Coal Corporation's interest in the litigation, has agreed with Big Rivers to settle its claim for $6 million, subject to approval by the bankruptcy court.

                         GENERAL MANAGEMENT DISCUSSION

     The consolidated financial statements were prepared by Management who is responsible for their integrity and objectivity. These financial statements, which include amounts based on management's best estimates and judgments, were prepared in accordance with generally accepted accounting principles. The consolidated financial statements were independently audited by Deloitte &
Touche LLP, whose report appears on page   .

     MAPCO maintains a system of internal controls that is designed to provide reasonable assurance that financial records are accurate, assets are protected, and consolidated financial statements are stated fairly. This system is supported by the selection and training of qualified personnel, management oversight, proper division of responsibilities, the dissemination of written policies and procedures and an internal audit program to monitor the system's effectiveness. Management believes the present system of internal controls effectively provides the assurances described above.

     The Board of Directors, through its Audit Committee, comprised of Directors not employed by the Company, monitors management's financial reporting responsibilities. The Audit Committee meets periodically with representatives of management, internal audit, and Deloitte & Touche LLP, to discuss specific accounting, reporting, internal control, and regulatory compliance matters. Deloitte & Touche LLP and the Company's internal auditors have unlimited access to members of the Audit Committee.

     Approximately 17% of MAPCO stockholders participate in the Automatic Dividend Investment Service whereby cash dividends are used to purchase additional MAPCO common stock. This service is free and is administered by Harris Trust Company of New York. Stockholders with questions about their accounts should contact the Harris Bank, Dividend Reinvestment, P.O. Box A-3309, Chicago, Illinois 60690-9939 or call Harris Bank at (312) 461-2731.

     During 1996, MAPCO declared quarterly dividends of $0.125 per share in the first, second and third quarters. For the fourth quarter of 1996, MAPCO's dividend was increased to $0.15 per share as part of the Company's four-point plan. During 1995 and 1994, MAPCO declared quarterly dividends of $0.125 per share. Dividends were payable in March, June, September, and December. The annual dividend in 1996 was $0.525 per share and in 1995 and 1994, the annual dividend was $0.50 per share (as restated for the 1996 stock split effected in the form of a stock dividend from shares held as treasury stock).

     MAPCO common stock is traded on the New York, Chicago, and Pacific Stock Exchanges under the symbol MDA. MAPCO had 4,835 stockholders of record on December 31, 1996.

     The high and low closing prices of MAPCO common stock on the New York Stock Exchange during the quarterly periods of 1996 and 1995 (as restated for the 1996 stock split effected in the form of a stock dividend) were as follows:

                                                        1996                1995
                                                  ----------------    ----------------
                    QUARTER                        HIGH      LOW       HIGH      LOW
                    -------                       ------    ------    ------    ------
First...........................................  $28.69    $26.69    $27.88    $25.88
Second..........................................   29.63     27.88     29.44     27.19
Third...........................................   29.81     26.81     29.57     25.75
Fourth..........................................   34.75     29.75     27.32     24.63

     The closing price of MAPCO's common stock on the New York Stock Exchange on December 31, 1996, was $34.00 per share and on February 19, 1997, was $33.50 per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of MAPCO Inc., together with the report thereon of Deloitte & Touche LLP dated January 27, 1997, and the supplementary financial data specified by Item 302 of Regulation S-K are set forth on pages F-1 through F-23 hereof. See Item 14 for Index.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding directors of MAPCO is incorporated by reference herein from MAPCO's Proxy Statement to be filed for its 1997 Annual Meeting of Stockholders. See "Executive Officers of MAPCO Inc." in PART I, Item 1, SUPRA, regarding executive officers of MAPCO.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference herein from MAPCO's Proxy Statement to be filed for its 1997 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference herein from MAPCO's Proxy Statement to be filed for its 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference herein from MAPCO's Proxy Statement to be filed for its 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) 1. Financial Statements.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-1
Consolidated Statements of Income for the years ended
  December 31, 1996, 1995 and 1994..........................  F-2
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................  F-3
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..........................  F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1996, 1995 and 1994......  F-5
Notes to Consolidated Financial Statements....... F-6 through F-23

  (a) 2. Financial Statement Schedules.

Schedule I -- Condensed financial information of registrant for the years ended December 31, 1996, 1995 and 1994...S-1 through S-4
Schedule II -- Valuation and qualifying accounts for the
  years ended December 31, 1996, 1995 and 1994..............  S-5

     Other schedules of MAPCO Inc. and its subsidiaries are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or Notes thereto.

  (a) 3. Exhibits.

          ITEM
          ----
          3.(i)          -- Restated Certificate of Incorporation, as amended and
                            restated effective May 14, 1987 [Exhibit 3.(i) to Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1994*]
          3.(ii)         -- MAPCO Inc. By-Laws, as amended April 16, 1989 [Exhibit
                            3.(ii) to Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1994*]
          4.(a)          -- Specimen of Common Stock Certificate [Filed herewith]
          4.(b)          -- Note Agreement between Mid-America Pipeline Company and
                            The Prudential Insurance Company of America dated as of
                            April 30, 1992 [a copy of this Agreement will be
                            furnished to the Commission on request as provided in
                            sec.229.601(b)(4)(iii)(A) of Regulation S-K]
          4.(c)          -- Note Agreement between Mid-America Pipeline Company and
                            The Prudential Insurance Company of America dated as of
                            May 20, 1992 [a copy of this Agreement will be furnished
                            to the Commission on request as provided in
                            sec.229.601(b)(4)(iii)(A) of Regulation S-K]
          4.(d)          -- Note Agreement between Mid-America Pipeline Company and
                            The Prudential Insurance Company of America dated as of
                            July 13, 1992 [a copy of this Agreement will be furnished
                            to the Commission on request as provided in
                            sec.229.601(b)(4)(iii)(A) of Regulation S-K]
          4.(e)          -- Note Agreement between Mid-America Pipeline Company and
                            The Prudential Insurance Company of America dated as of
                            July 20, 1992 [a copy of this Agreement will be furnished
                            to the Commission on request as provided in
                            sec.229.601(b)(4)(iii)(A) of Regulation S-K]
          4.(f)          -- Note Agreement between Mid-America Pipeline Company and
                            The Prudential Insurance Company of America dated as of
                            November 20, 1992 [a copy of this Agreement will be
                            furnished to the Commission on request as provided in
                            sec.229.601(b)(4)(iii)(A) of Regulation S-K]
          4.(g)          -- Competitive Advance and Revolving Credit Facility
                            Agreement dated as of April 29, 1994, among MAPCO Inc.,
                            Chemical Bank as Agent and the Lenders named therein
                            [Exhibit 4.(g) to Quarterly Report on Form 10-Q for the
                            period ended March 31, 1994*]
          4.(h)          -- Amendment No. 1 dated as of March 28, 1995, to the
                            Competitive Advance and Revolving Credit Facility dated
                            as of April 29, 1994, among MAPCO Inc., the Lenders named
                            therein and Chemical Bank, as Agent for the Lenders
                            [Exhibit 10 to Quarterly Report on Form 10-Q for the
                            period ended March 31, 1995*]
          4.(i)          -- Amendment No. 2 dated as of November 1, 1995, to the
                            Competitive Advance and Revolving Credit Facility dated
                            as of April 29, 1994, among MAPCO Inc., the Lenders named
                            therein and Chemical Bank, as Agent for the Lenders
                            [Exhibit 4.(i) to Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1995*]
          4.(j)          -- Rights Agreement dated as of May 29, 1996 between MAPCO
                            Inc. and Harris Trust Company of New York, [Exhibit 4 to
                            Form 8-A filed June 11, 1996*]

          ITEM
          ----
          4.(k)          -- Note Agreement dated as of June 16, 1989 between MAPCO
                            Inc. and IDS Life Insurance Company of New York, American
                            Enterprise Life Insurance Company, et al. [Exhibit 4.(i)
                            to Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1994*]
          4.(l)          -- Note Agreement dated as of December 1, 1993 between
                            Seminole Pipeline Company and Principal Mutual Life
                            Insurance Company, et al. [a copy of this Agreement will
                            be furnished to the Commission on request as provided in
                            sec.229.601(b)(4)(iii)(A) of Regulation S-K]
          4.(m)          -- Indenture dated as of March 31, 1990 between MAPCO Inc.
                            and Bankers Trust, Trustee [Exhibit 4.0 to Current Report
                            on Form 8-K dated February 19, 1991*]

             MANAGEMENT CONTRACTS AND COMPENSATORY PLANS OR ARRANGEMENTS
         10.(a)          -- Form of Agreement between MAPCO Inc. and Directors
                            relating to indemnification [Exhibit 10.(c) to Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1992*]
         10.(b)          -- Form of Agreement between MAPCO Inc. and certain officers and key employees relating to indemnification [Exhibit
                            10.(b) to Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1994*]
         10.(c)          -- MAPCO Inc. 1986 Retirement Plan for Directors, as amended and restated effective January 23, 1996 [Exhibit 10.(c)
                            to Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1995*]
         10.(d)          -- Form of Agreement between MAPCO Inc. and certain officers relating to employment dated December 20, 1989, effective
                            January 1, 1990 [Exhibit 10.(d) to Annual Report on Form
                            10-K for the fiscal year ended December 31, 1994*]
         10.(e)          -- Form of Amendment Letter to Agreement Dated December 20,
                            1989 between MAPCO Inc. and certain officers relating to
                            employment dated March 14, 1990 [Exhibit 10.(e) to Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1994*]
         10.(f)          -- Amendments to Letter Agreement relating to employment
                            dated December 18, 1991 between MAPCO Inc. and James E.
                            Barnes [Exhibit 10.(h).1 to Annual Report on Form 10-K
                            for fiscal year ended December 31, 1991*]
         10.(g)          -- Supplemental Retirement Agreement, as amended and
                            restated, as of December 12, 1991 between MAPCO Inc. and
                            James E. Barnes [Exhibit 10.(i) to Annual Report on Form
                            10-K for the fiscal year ended December 31, 1991*]
         10.(h)          -- MAPCO Inc. 1986 Stock Option Plan, effective January 1,
                            1986 [Exhibit 10.(k) to Annual Report on Form 10-K for
                            the fiscal year ended December 31, 1992*]
         10.(i)          -- MAPCO Inc. Supplemental Executive Retirement Plan
                            effective January 1, 1986 [Exhibit 10(n) to Annual Report
                            on Form 10-K for the fiscal year ended December 31,
                            1993*]
         10.(j)          -- MAPCO Inc. 1989 Stock Incentive Plan, as amended and
                            restated effective June 1, 1992 [Exhibit 10.(l) to Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1994*]
         10.(k)          -- MAPCO Inc. 1989 Outside Director Stock Option Plan, as
                            amended January 23, 1996 [Exhibit 10.(k) to Annual Report
                            on Form 10-K for the fiscal year ended December 31,
                            1995*]
         10.(l)          -- MAPCO Inc. Long-Term Investment Savings Plan, effective
                            January 1, 1994 [Exhibit 10(q) to Annual Report on Form
                            10-K for the fiscal year ended December 31, 1993*]

          ITEM
          ----
         10.(m)          -- MAPCO Inc. Long-Term Investment Savings Trust, effective
                            January 10, 1994 [Exhibit 10(r) to Annual Report on Form
                            10-K for the fiscal year ended December 31, 1993*]
         10.(n)          -- MAPCO Inc. Incentive Compensation Plan effective January
                            1, 1995 [Exhibit 10 to Quarterly Report on Form 10-Q for
                            the period ended June 30, 1995*]
         10.(o)          -- MAPCO Inc. Outside Director Phantom Stock Plan [Exhibit
                            10.(q) to Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1995*]

                              OTHER MATERIAL CONTRACTS
         10.(r)          -- Settlement Agreement between the state of Alaska and
                            MAPCO Alaska Petroleum Inc. executed on August 31, 1994
                            and effective August 1, 1994 [Exhibit 10 to Quarterly
                            Report on Form 10-Q for the period ended September 30,
                            1994*]
         10.(s)          -- Purchase and Sale Agreement dated August 3, 1994 between
                            Emro Propane Company and Emro Marketing Company and MAPCO
                            Natural Gas Liquids Inc., MAPCO Petroleum Inc. and MAPCO
                            Florida Inc. [Exhibit 10 to Form 8-K filed on September
                            12, 1994*]
         10.(t)          -- Stock Purchase Agreement dated as of June 28, 1996 among
                            MAPCO Inc., The Beacon Group Energy Investment Fund,
                            L.P., MPC Partners, L.P. and Alliance Coal Corporation
                            [Exhibit 2 to Current Report on Form 8-K dated September
                            10, 1996*]
         11.             -- Statement re: computation of per share earnings
         12.             -- Computation of Ratio of Earnings to Fixed Charges
         21.             -- List of Subsidiaries
         23.             -- Independent Auditors' Consent
         24.             -- Power of Attorney, included as part of the signature page of this report.
         27.             -- Financial Data Schedule

---------------

* Incorporated herein by reference

     All other schedules and exhibits are omitted because they are not required or are not applicable.

  (b) Reports on Form 8-K

     No current reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MAPCO Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAPCO INC.

Dated: February 24, 1997                By:        /s/ JAMES E. BARNES
                                           -------------------------------------
                                                      James E. Barnes
                                           Chairman of the Board, President and
                                                           Chief
                                                     Executive Officer

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                 /s/ JAMES E. BARNES                   Chairman of the Board, President    February 24, 1997
-----------------------------------------------------    and Chief Executive Officer
                  (James E. Barnes)

                /s/ PHILIP W. BAXTER                   Executive Vice President and Chief  February 24, 1997
-----------------------------------------------------    Financial Officer
                 (Philip W. Baxter)

           /s/ GORDON E. SCHAECHTERLE, JR.             Vice President, Controller and Tax  February 24, 1997
-----------------------------------------------------    Counsel (Principal Accounting
            (Gordon E. Schaechterle, Jr.)                Officer)

              /s/ HARRY A. FISCHER, JR.                Director                            February 24, 1997
-----------------------------------------------------
               (Harry A. Fischer, Jr.)

                /s/ DONALD PAUL HODEL                  Director                            February 24, 1997
-----------------------------------------------------
                 (Donald Paul Hodel)

               /s/ MALCOLM T. HOPKINS                  Director                            February 24, 1997
-----------------------------------------------------
                (Malcolm T. Hopkins)

                /s/ FRANK T. MACINNIS                  Director                            February 24, 1997
-----------------------------------------------------
                 (Frank T. MacInnis)

                /s/ DONALD L. MELLISH                  Director                            February 24, 1997
-----------------------------------------------------
                 (Donald L. Mellish)

                /s/ ROBERT L. PARKER                   Director                            February 24, 1997
-----------------------------------------------------
                 (Robert L. Parker)

                /s/ HERMAN J. SCHMIDT                  Director                            February 24, 1997
-----------------------------------------------------
                 (Herman J. Schmidt)

                /s/ SAMUEL F. SEGNAR                   Director                            February 24, 1997
-----------------------------------------------------
                 (Samuel F. Segnar)

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MAPCO Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 14 to the consolidated financial statements, the Company is a defendant in litigation relating to an LPG explosion in April 1992, that occurred near an underground salt dome storage facility located near Brenham, Texas.

     As discussed in Note 1 to the consolidated financial statements, in 1995 the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.

     We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1994, 1993 and 1992, and the related consolidated statements of income, cash flows, and changes in stockholders' equity for the years ended December 31, 1993 and 1992 (none of which are presented herein); and our opinions on the 1993 and 1992 consolidated financial statements included an explanatory paragraph applicable to the Company's litigation relating to retroactive increases in prices paid to the state of Alaska under its royalty oil purchase agreements which was resolved in 1994. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended December 31, 1996, appearing in Item 6 herein, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.


                                                         DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
January 27, 1997

                                   MAPCO INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1996        1995        1994
                                                              --------    --------    --------
Sales and Operating Revenues (1)............................  $3,353.1    $2,856.6    $2,633.8
                                                              --------    --------    --------
Expenses:
  Outside purchases and operating expenses (1)..............   2,962.4     2,544.1     2,372.2
  Selling, general and administrative.......................      67.0        61.3        56.7
  Depreciation and amortization.............................      79.3        76.9        70.7
  Interest and debt expense.................................      56.9        58.0        53.0
  Reorganization charges (Note 11)..........................        --        10.3          --
  Gain on sale of net assets held for sale (Note 3).........     (20.8)         --          --
  Other (income) expense -- net.............................      (6.1)         .1          .3
                                                              --------    --------    --------
                                                               3,138.7     2,750.7     2,552.9
                                                              --------    --------    --------
Income from Continuing Operations before Provision for
  Income Taxes and Minority Interest........................     214.4       105.9        80.9
Provision for Income Taxes (Note 8).........................      82.8        39.4        29.1
                                                              --------    --------    --------
Income from Continuing Operations before Minority
  Interest..................................................     131.6        66.5        51.8
Minority Interest in Earnings of Subsidiary.................      (1.4)       (2.3)       (1.6)
                                                              --------    --------    --------
Income from Continuing Operations...........................     130.2        64.2        50.2
                                                              --------    --------    --------
Discontinued Operations (Note 2):
  Income from discontinued operations, net of income
     taxes..................................................      14.5        10.5        28.9
  Loss on disposal of Coal segment, net of income taxes.....     (47.2)         --          --
                                                              --------    --------    --------
Income (Loss) from Discontinued Operations..................     (32.7)       10.5        28.9
                                                              --------    --------    --------
Net Income..................................................  $   97.5    $   74.7    $   79.1
                                                              ========    ========    ========
Earnings per Common Share (Notes 1, 9 and 10):
  Income from Continuing Operations.........................  $   2.27    $   1.08    $   0.84
                                                              ========    ========    ========
  Net Income................................................  $   1.70    $   1.26    $   1.32
                                                              ========    ========    ========
Weighted-average common shares outstanding (Notes 1, 9 and
  10).......................................................      57.3        59.5        59.9
                                                              ========    ========    ========

---------------

(1) Includes consumer excise taxes of $155.9 million, $158.1 million and $157.2 million in 1996, 1995 and 1994, respectively.

                See notes to consolidated financial statements.

                                   MAPCO INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $  104.8    $   33.3
  Receivables, less allowance for doubtful accounts
    (1996 -- $1.7; 1995 -- $1.5)............................     372.0       222.1
  Inventories (Note 5)......................................     109.6       114.0
  Prepaid expenses..........................................      22.8        18.4
  Other current assets......................................       9.9        27.0
  Net assets of discontinued operations (Note 2)............        --       307.5
  Net assets held for sale (Note 3).........................        --        23.4
                                                              --------    --------
         Total current assets...............................     619.1       745.7
                                                              --------    --------
Property, Plant and Equipment, at cost:
  Natural Gas Liquids.......................................   1,186.5     1,166.2
  Propane Marketing.........................................     250.6       235.5
  Petroleum Refining........................................     492.4       457.2
  Retail Petroleum..........................................     179.2       164.2
  Corporate.................................................      45.5        39.0
                                                              --------    --------
                                                               2,154.2     2,062.1
  Accumulated depreciation and amortization.................    (797.3)     (750.1)
                                                              --------    --------
                                                               1,356.9     1,312.0
                                                              --------    --------
Other Assets................................................     194.7       225.0
                                                              --------    --------
                                                              $2,170.7    $2,282.7
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt......................  $   35.7    $   26.9
  Accounts payable..........................................     411.9       263.9
  Accrued taxes.............................................      60.8        47.9
  Accrued payroll and related expenses......................      27.9        15.4
  Other current liabilities.................................      52.3        52.5
                                                              --------    --------
         Total current liabilities..........................     588.6       406.6
                                                              --------    --------
Long-term debt, excluding current maturities (Note 6).......     608.4       801.0
                                                              --------    --------
Other liabilities...........................................      67.9       116.5
                                                              --------    --------
Deferred income taxes (Note 8)..............................     257.1       289.3
                                                              --------    --------
Minority interest...........................................      28.4        27.0
                                                              --------    --------
Commitments and contingencies (Note 14).....................
                                                              --------    --------
Equity Put Options on Common Stock (Note 9).................      16.7          --
                                                              --------    --------
Stockholders' Equity (Notes 9, 10 and 13):
  Capital stock:
    Preferred Stock, without par value, 1 share authorized;
     no shares issued.......................................
    Series A Junior Participating Preferred Stock, without
     par value, .2 shares authorized; no shares issued......
    Common Stock, $1 par value, 75.0 shares authorized; 63.0
     shares issued -- 1996; 62.9 shares issued -- 1995......      63.0        62.9
  Capital in excess of par value............................      96.2       203.0
  Retained earnings.........................................     719.0     1,401.8
                                                              --------    --------
                                                                 878.2     1,667.7
  Treasury Stock, at cost, 7.4 shares -- 1996; 33.5
    shares -- 1995..........................................    (221.4)     (966.7)
  Loan to ESOP..............................................     (53.2)      (58.7)
                                                              --------    --------
                                                                 603.6       642.3
                                                              --------    --------
                                                              $2,170.7    $2,282.7
                                                              ========    ========

                See notes to consolidated financial statements.

                                   MAPCO INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1995       1994
                                                              -------    -------    -------
Operating Activities:
  Net income................................................  $  97.5    $  74.7    $  79.1
  Reconciliation of net income to net cash provided by
     continuing operations:
     (Income) loss from discontinued operations (Note 2)....     32.7      (10.5)     (28.9)
     Depreciation and amortization..........................     79.3       76.9       70.7
     Provision for deferred income taxes....................     20.3       16.4       14.5
     Other items not requiring (providing) cash (Note 4)....    (11.8)      16.8       12.5
     Changes in operating assets and liabilities (Note 4)...     22.9       (7.6)     (62.0)
                                                              -------    -------    -------
          Net cash provided by continuing operations........    240.9      166.7       85.9
  Net cash provided by discontinued operations (Note 2).....     21.8       63.6       49.3
                                                              -------    -------    -------
          Net cash provided by operating activities.........    262.7      230.3      135.2
                                                              -------    -------    -------
Investing Activities:
  Capital expenditures and acquisitions, net of liabilities
     assumed:
     Continuing operations (Note 4).........................   (135.0)    (217.4)    (273.1)
     Discontinued operations (Note 2).......................    (22.1)     (33.1)     (30.8)
  Proceeds from sales of property, plant and equipment......     13.6        7.5       10.8
  Proceeds from sale of net assets of discontinued
     operations (Note 2)....................................    236.4         --         --
  Proceeds from sale of net assets held for disposal (Note
     3).....................................................     43.0         --         --
  Investment in unconsolidated Rio Grande Pipeline joint
     venture................................................    (23.1)        --         --
  Other.....................................................       .8       (1.6)        --
                                                              -------    -------    -------
          Net cash provided by (used in) investing
            activities......................................    113.6     (244.6)    (293.1)
                                                              -------    -------    -------
Financing Activities:
  Purchase of common stock..................................    (98.3)     (31.1)      (8.7)
  Increase (decrease) in borrowings.........................   (161.3)     104.6      165.1
  Dividends paid............................................    (30.3)     (29.7)     (30.0)
  Issuance of long-term debt................................      3.8         --         .1
  Payments on long-term debt................................    (20.8)     (27.3)      (8.4)
  Other.....................................................      2.1         .5         .6
                                                              -------    -------    -------
          Net cash provided by (used in) financing
            activities......................................   (304.8)      17.0      118.7
                                                              -------    -------    -------
Increase (Decrease) in Cash and Cash Equivalents............     71.5        2.7      (39.2)
Cash and Cash Equivalents, January 1........................     33.3       30.6       69.8
                                                              -------    -------    -------
Cash and Cash Equivalents, December 31......................  $ 104.8    $  33.3    $  30.6
                                                              =======    =======    =======

                See notes to consolidated financial statements.

                                   MAPCO INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                    COMMON STOCK
                                                    $1 PAR VALUE     CAPITAL IN               TREASURY STOCK
                                                   ---------------   EXCESS OF    RETAINED   ----------------   LOAN TO
                                                   SHARES   AMOUNT   PAR VALUE    EARNINGS   SHARES   AMOUNT     ESOP
                                                   ------   ------   ----------   --------   ------   -------   -------
Balance, December 31, 1993.......................   62.7    $62.7      $200.0     $1,306.7   (32.8)   $(926.9)  $(68.2)
  Net income.....................................                                     79.1
  Dividends declared ($1.00 per share)...........                                    (30.0)
  Purchase of common stock.......................                                              (.1)      (8.7)
  ESOP loan repayments...........................                                                                  4.6
  Exercise of stock options......................     .1       .1         2.7
  Other..........................................                         (.1)          .6
                                                    ----    -----      ------     --------   -----    -------   ------
Balance, December 31, 1994.......................   62.8     62.8       202.6      1,356.4   (32.9)    (935.6)   (63.6)
  Net income.....................................                                     74.7
  Dividends declared ($1.00 per share)...........                                    (29.7)
  Purchase of common stock.......................                                              (.6)     (31.1)
  ESOP loan repayments...........................                                                                  4.9
  Exercise of stock options......................     .1       .1          .1
  Other..........................................                          .3           .4
                                                    ----    -----      ------     --------   -----    -------   ------
Balance, December 31, 1995.......................   62.9     62.9       203.0      1,401.8   (33.5)    (966.7)   (58.7)
  Net income.....................................                                     97.5
  Dividends declared ($0.525 per share)..........                                    (30.1)
  Two-for-one stock split effected in the form of
    a stock dividend from treasury shares (Notes
    1 and 9).....................................                       (93.1)      (750.5)   28.7      843.6
  Proceeds from sale of equity put options on
    common stock (Note 9)........................                          .6
  Equity put options on common stock (Note 9)....                       (16.7)
  Purchase of common stock.......................                                             (2.6)     (98.3)
  ESOP loan repayments...........................                                                                  5.5
  Exercise of stock options......................     .1       .1         2.3
  Other..........................................                          .1           .3
                                                    ----    -----      ------     --------   -----    -------   ------
Balance, December 31, 1996.......................   63.0    $63.0      $ 96.2     $  719.0    (7.4)   $(221.4)  $(53.2)
                                                    ====    =====      ======     ========   =====    =======   ======

                See notes to consolidated financial statements.

                                   MAPCO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of MAPCO Inc. and its wholly-owned and majority-owned subsidiaries ("MAPCO" or the "Company"). Investments in entities in which ownership interests are 50 percent or less and the Company exercises significant influence over operating and financial policies are accounted for using the equity method, under which original investments are recorded at cost and adjusted by the Company's share of earnings or losses of those entities. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentations. In addition, all references in the consolidated financial statements to number of shares outstanding and per share amounts of the Company's common stock have been restated to reflect a two-for-one stock split effected in the form of a stock dividend from shares held as treasury stock (see Note 9).

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

     Inventories -- Inventories include crude oil, refined petroleum products, natural gas liquids ("NGLs"), appliances and retail merchandise. Inventories are valued at the lower of cost or market. Crude oil, refined petroleum products and retail merchandise inventories in the Petroleum Refining and Retail Petroleum business units are determined on a last-in, first-out ("LIFO") basis. Propane, appliances and wholesale fertilizer in the Propane Marketing business unit and NGLs in the Natural Gas Liquids business unit are determined on an average cost basis. Net exchange balances are classified as inventory.

     Long-lived Assets -- The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Long-lived assets that are held for disposal are valued at the lower of the carrying amount or fair value less cost to sell, except for assets that constitute a discontinued operation. Assets of discontinued operations are valued at estimated net realizable value.

     Depreciation and Amortization -- Depreciation and amortization are computed using the straight-line method at rates based upon estimated useful lives. Maintenance, repairs and minor replacements are expensed. Costs of replacements constituting improvements are capitalized. Gains or losses arising from retirements are included in income currently, except for certain assets within the NGL business unit which are depreciated using regulatory group depreciation methods.

     Excess of Purchase Price over Net Assets of Companies Acquired -- Amounts applicable to acquisitions prior to 1971 ($4.3 million at December 31, 1996) are not amortized. Amounts applicable to acquisitions after 1970 are amortized on a straight-line basis over periods not exceeding forty years. MAPCO continually evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revision of the estimated useful lives of acquired assets. Goodwill is written down if it is probable that estimated undiscounted cash flows generated by the related assets will be less than the carrying amount of the related assets and goodwill.

     Revenue Recognition -- Revenues are recognized when earned based on transfer of title or delivery.

                                   MAPCO INC.

     Environmental Expenditures -- Environmental expenditures that relate to current or future revenues are expensed or capitalized based upon the nature of the expenditures. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Environmental liabilities are recorded independently of any potential claim for recovery. Receivables are recognized in cases where reimbursements of remediation costs are available from state funds and the realization of those reimbursements is considered probable. Accruals related to environmental matters are generally determined based on site-specific plans for remediation, taking into account prior remediation experience of MAPCO and other companies. Environmental liabilities are discounted only if the aggregate obligation of a specific matter and the amount and timing of the related cash payments are fixed and determinable. The effect of discounting environmental liabilities is not material to MAPCO's financial statements. In 1996 the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities", ("SOP 96-1"), which provides guidance for the recognition, measurement, display and disclosure of environmental remediation liabilities. The Company will adopt the provisions of SOP 96-1 in 1997, as required, and does not expect such adoption to have a material impact on its results of operations, financial position, or cash flows.

     Debt Discount and Expense -- Debt discount and expense arising from the issuance of debt securities are capitalized and amortized using the principal outstanding method.

     Gas Balancing Arrangements -- MAPCO used the sales method of accounting for its gas balancing arrangements. Under the sales method, MAPCO recognized revenues on all West Panhandle gas field gas liquids sold to its customers without regard to the under/over take position of its gas supplier. Imbalances resulting from under/over takes are expected to be offset by future field production (see Note 16).

     Stock-Based Compensation -- Compensation expense is recorded with respect to stock option grants and restricted stock awards to employees using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. This method calculates compensation expense on the measurement date as the excess of the current market price of the underlying Company stock over the amount the employee is required to pay for the shares, if any. The expense is recognized over the vesting period of the grant or award. The Company has elected not to adopt the fair value method of accounting for stock-based compensation which is encouraged, but not required, by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company has adopted the disclosure requirements of SFAS No. 123 in preparing its 1996 financial statement disclosures (see Note 10).

     Derivative Financial Instruments -- (a) Futures, forward and option contracts are used to hedge against the risk of price changes for crude oil, refined petroleum products, and natural gas liquids. Contracts that qualify as hedges are correlated to price movements of crude oil, refined petroleum product inventory, and natural gas liquids and any gains or losses resulting from market changes will be substantially offset by losses or gains on the hedged inventory. Contracts which do not qualify as hedges are classified as speculative and are marked-to-market at the end of each month. Commodity speculative trading activity was immaterial to MAPCO's results of operations in 1996, 1995 and 1994.
(b) Interest rate swaps and interest rate locks are used as hedges of specific debt instruments. The Company recognizes interest differentials as adjustments to interest expense. (c) Equity put options on common stock represent the number of options sold at their respective strike price. Proceeds from the sale of equity put options on common stock are accounted for as additional paid-in capital.

     Treasury Stock -- MAPCO common stock purchased by the Company is recorded as treasury stock, at cost.

     Income Taxes -- Deferred income tax expense is recognized based on the net change for the year in the deferred income tax liability, except for changes resulting from differences between the assigned values and the tax basis of assets acquired and liabilities assumed in purchase business combinations. Deferred income

                                   MAPCO INC.

tax assets and liabilities are based on enacted tax laws and the expected reversal of the temporary differences between the book and tax bases of assets and liabilities.

     Earnings per Common Share -- Earnings per common share are based on the weighted average number of common shares outstanding. The impact of common stock options on earnings per share was immaterial.

     Employee Stock Ownership Plan -- MAPCO's loan to its Employee Stock Ownership Plan ("ESOP") is recorded as a reduction of stockholders' equity in MAPCO's consolidated balance sheets. Compensation and interest expense are recognized based on MAPCO's cash contributions to the ESOP.

     Nature of Business -- The Natural Gas Liquids business unit operations include the transportation, processing, underground storage, trading and sales of NGLs and the pipeline transportation of anhydrous ammonia, refined petroleum products and crude oil. The main line of the pipeline system runs from the Wyoming-Utah Overthrust Belt to Hobbs, New Mexico and from Hobbs through the Midwest into Minnesota and Wisconsin. The main line also runs from Hobbs across Texas to the Gulf Coast. Tariff charges for pipeline operations are made on account to shippers who are engaged in energy or energy-related businesses. Operations included three gas processing plants in the West Panhandle gas field in Texas, two of which were shutdown prior to 1996, and the third in December 1996.

     The Retail Propane business unit operations include the retail and wholesale marketing of propane and appliances. Propane and appliances are marketed through retail plants to residential, agricultural, commercial and industrial customers located in the upper Midwest and the Southeast regions of the United States. Wholesale propane sales are made to dealers operating in the same area, as well as to wholesale outlets and commercial and industrial customers located in the Midwestern region of the United States. Wholesale appliances are sold through a distributorship in the Midwest. Sales are generally made on account.

     The Petroleum Refining business unit includes the Alaska system and the Mid-South system. The Alaska system includes a refinery at North Pole, Alaska, whose non-affiliated customers include wholesale, commercial, governmental and industrial consumers. Products produced include gasoline, commercial and military jet fuel, heating oil, diesel fuel, fuel oil, naphtha and asphalt. Sales are generally made on account. The Mid-South system includes a refinery at Memphis, Tennessee, whose non-affiliated customers include wholesale, industrial and commercial consumers, jobbers, independent dealers and other refiner/marketers primarily located in the Mid-South region of the United States. Products produced include gasoline, low sulfur diesel fuel, commercial jet fuel, K-1 kerosene, No. 6 fuel oil, propane and elemental sulfur. Sales are generally made on account. MAPCO buys, sells and exchanges crude oil to supply its refinery systems and for general trading activity. These transactions are with companies engaged in energy or energy-related businesses and sales are generally made on account.

     The Retail Petroleum business unit includes retail convenience store operations located in eight Southeastern states and Texas and in Fairbanks, Anchorage and Southeastern Alaska. The retail convenience stores, primarily under the brand name "MAPCO Express", engage in the retail marketing of gasoline, diesel fuel, other petroleum products, convenience merchandise and deli fast food items. MAPCO also buys, sells and exchanges refined petroleum products to help supply its retail convenience store operations. These transactions are with companies engaged in energy or energy-related businesses and sales are generally made on account.

NOTE 2. DISCONTINUED OPERATIONS

     In June 1996, the Company concluded it would sell substantially all of its Coal business. In July 1996, the Company signed an agreement with Alliance Coal Corporation, a corporation formed by The Beacon Group Energy Investment Fund, L.P. ("Beacon") to sell substantially all of the net assets of the Coal business. The transaction was completed on September 10, 1996, with an effective date of July 31, 1996. As a result, operations of the Coal business for the current and prior periods have been shown as discontinued in the

                                   MAPCO INC.

consolidated statements of income. In connection with the sale, the Company made guarantees, indemnifications and representations for certain specified matters. Management of the Company does not expect these guarantees, indemnifications and representations to have any material impact on results of operations, financial position, or cash flows.

     Income from discontinued Coal operations includes income tax expense/(benefit) of $4.8 million, $(2.3) million and $6.8 million for 1996, 1995, and 1994, respectively. The loss on disposal of the Coal business is reported net of an income tax benefit of $30.0 million. The Coal segment's sales and operating revenues were $276.8 million, $453.4 million and $425.5 million, for 1996, 1995 and 1994, respectively. The loss on disposal of the Coal business in 1996 includes a $.2 million operating loss during the phase-out period.

NOTE 3. NET ASSETS HELD FOR SALE

     In March 1996, the Company sold its Iowa propane and liquid fertilizer assets as well as its remaining liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin, to CENEX, Inc. ("CENEX"). The transaction resulted in proceeds of $43 million which were used primarily for capital expenditures, share repurchases and general corporate purposes. The assets and liabilities attributable to the CENEX transaction have been classified in the consolidated balance sheets as Net Assets Held for Sale at December 31, 1995, and consist of current assets ($14.4 million), property, plant and equipment, net ($10.0 million), other assets ($.1 million) and current liabilities ($1.1 million). Sales and operating revenues attributable to these operations were $23.9 million, $68.8 million and $67.9 million for 1996, 1995 and 1994, respectively. Operating profit for the same periods was $1.8 million, $7.2 million, and $7.1 million, respectively.

NOTE 4. CONSOLIDATED STATEMENTS OF CASH FLOWS

     Other items not requiring (providing) cash reported in net cash provided by operating activities of continuing operations consist of (in millions):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              1996     1995     1994
                                                             ------    -----    -----
Net periodic pension income................................  $  (.4)   $(2.5)   $ (.1)
(Gain) loss on sales of property, plant and equipment......   (22.5)     1.1      2.4
Minority interest in earnings of subsidiary................     1.4      2.3      1.6
Reorganization charges.....................................      --     10.3       --
Refinery turnaround accrual................................     4.2      5.7      3.9
Litigation and environmental accruals......................     4.6       --       .4
Other non-cash income and expense-net......................      .9      (.1)     4.3
                                                             ------    -----    -----
                                                             $(11.8)   $16.8    $12.5
                                                             ======    =====    =====

                                   MAPCO INC.

     Changes in operating assets and liabilities attributable to continuing operations consist of (in millions):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1996       1995      1994
                                                          -------    ------    ------
Decrease (increase) in:
  Receivables...........................................  $(146.8)   $ (9.9)   $(32.4)
  Inventories...........................................      4.2     (17.4)     11.5
  Prepaid expenses......................................     (4.0)      8.9     (16.9)
  Other current assets..................................      7.8      (3.1)     (6.3)
  Other assets..........................................      4.4      (4.4)      4.1
Increase (decrease) in:
  Accounts payable......................................    143.2      10.9      22.2
  Accrued taxes.........................................     14.2      16.4      (8.8)
  Accrued payroll and related expenses..................     10.4       4.8      (6.7)
  Other current liabilities.............................     (7.1)    (17.9)      9.2
  Other liabilities.....................................     (3.4)      4.1     (37.9)
                                                          -------    ------    ------
                                                          $  22.9    $ (7.6)   $(62.0)
                                                          =======    ======    ======

     Income taxes paid were $77.3 million, $13.2 million and $37.9 million during 1996, 1995 and 1994, respectively.

     Interest paid, net of amounts capitalized, was $59.5 million, $59.6 million and $51.9 million during 1996, 1995 and 1994, respectively.

     Total accrued interest costs were $58.4 million, $60.0 million and $53.2 million during 1996, 1995 and 1994, respectively. Interest capitalized in 1996 was $1.3 million and in 1995 was $1.7 million, no interest was capitalized during 1994.

     In connection with the 1994 acquisition of Emro Propane Company, MAPCO purchased assets with a fair value of $117 million, assumed liabilities of $3 million and transferred to Emro Marketing Company $12 million of MAPCO Florida Inc.'s assets.

NOTE 5. INVENTORIES

     Inventories are recorded when purchased, produced or manufactured and are stated at the lower of cost or market. As of December 31, 1996 and December 31, 1995, approximately 57% and 70% of inventories, respectively, were determined by the LIFO method. The remaining inventories were determined primarily on a weighted average cost basis.

     Inventories consist of (in millions):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1995
                                                              ------    ------
Raw materials -- crude oil..................................  $ 22.1    $ 24.1
                                                              ------    ------
Finished products:
  Refined petroleum products................................    27.7      43.6
  Natural gas liquids.......................................    36.4      24.2
  Retail merchandise........................................    23.4      22.1
                                                              ------    ------
                                                                87.5      89.9
                                                              ------    ------
          Total Inventories.................................  $109.6    $114.0
                                                              ======    ======

                                   MAPCO INC.

     The cost to replace crude oil, refined petroleum products and retail merchandise inventories in excess of their LIFO carrying value was approximately $37.1 million at December 31, 1996 and $16.5 million at December 31, 1995.

NOTE 6. LONG-TERM DEBT

     Long-term debt consists of (in millions):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1995
                                                              ------    ------
MAPCO INC.
Commercial paper and bank money market lines................  $128.4    $289.7
8.43% ESOP Notes, payable in mortgage type principal
  reductions annually through 2003..........................    53.3      58.7
Medium Term Notes, various maturities through 2022..........   288.8     308.8
                                                              ------    ------
                                                               470.5     657.2
                                                              ------    ------
SUBSIDIARIES
Senior Notes:
  8.51% Notes, payable in 2007..............................    15.0      15.0
  8.95% Notes, payable in 2012..............................    35.5      35.5
  8.20% Notes, payable $2.5 annually 2007 through 2012......    15.0      15.0
  8.59% Notes, payable in 2017..............................    14.5      14.5
  8.70% Notes, payable $2.0 annually 2018 through 2022......    10.0      10.0
  6.67% Notes, payable $15.0 annually 2001 through 2005.....    75.0      75.0
  Other.....................................................     8.6       5.7
                                                              ------    ------
                                                               173.6     170.7
                                                              ------    ------
                                                               644.1     827.9
Less -- current maturities..................................   (35.7)    (26.9)
                                                              ------    ------
Long-term debt..............................................  $608.4    $801.0
                                                              ======    ======

     Interest rates on commercial paper and bank money market lines ranged from 5.18% to 6.15% and from 5.75% to 6.25% during 1996 and 1995, respectively. Commercial paper and bank money market lines outstanding at December 31, 1996 and 1995 were classified as long-term debt. MAPCO has the ability and the intent, if necessary, under a bank credit agreement to refinance up to $300 million of commercial paper and bank money market lines with long-term debt having maturities in excess of one year.

     The bank credit agreement for $300 million reduces in quarterly amounts of $25 million commencing June 30, 1998. Interest on borrowings under the bank credit agreement would be at rates generally less than the prime interest rate. MAPCO must pay a commitment fee to maintain the bank credit agreement. The agreement serves as a back-up for outstanding commercial paper and for borrowings against bank money market lines. As of December 31, 1996, no borrowings were outstanding under the bank credit agreement.

     MAPCO had $288.8 million of Medium Term Notes outstanding as of December 31, 1996. The Notes mature at various times through 2022 and bear interest at rates ranging from 7.60% to 8.87%. Previously issued Medium Term Notes of $20.0 million and $26.0 million matured and were paid during 1996 and 1995, respectively.

     The scheduled amounts to be paid on long-term debt during the next five years are: 1997 -- $36 million, 1998 -- $38 million, 1999 -- $32 million,
2000 -- $23 million and 2001 -- $58 million.

                                   MAPCO INC.

     The Company has entered into various interest rate swap agreements with financial institutions which effectively change the Company's interest rate exposure from variable rates to fixed rates on $100 million of debt. The swap agreements' interest rates are fixed at 5.82% and expire April 1, 2003. The swap agreements provide protection against actual interest rate exposure and are not speculative in nature. The Company has minimized any risk of impact on its financial position, liquidity or results of operations from changes in interest rates on the $100 million of variable rate debt that is hedged through the use of interest rate swap agreements.

     The Company has also entered into interest rate lock agreements with financial institutions that lock underlying treasury rates at 6.12% on $200 million of public debt that the Company intends to issue in the first quarter of 1997 (see Note 16). The interest rate lock agreements provide protection against interest rate exposure on anticipated debt and are not speculative in nature. As of December 31, 1996, the unrealized gain relating to these agreements was $4.2 million.

     The notional amounts of interest rate swap agreements do not represent amounts exchanged by the parties and are not a measure of the Company's exposure to credit or market risks. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the swap agreements. Notional amounts are not included in the consolidated balance sheets.

     The Company believes its exposure to potential loss due to counterparty nonperformance is minimized primarily due to the relatively strong credit ratings of the counterparty banks for their unsecured long-term debt (AA- or higher from Standard & Poor's Ratings Group or Aa3 or higher from Moody's Investor Service, Inc.) and the size and diversity of the counterparty banks.

     The interest rate swap and lock agreements are subject to market risk to the extent that market interest rates for similar instruments decrease and the Company terminates the agreements prior to maturity.

     Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' subsidiaries to MAPCO. At December 31, 1996, $190 million of net assets held by such subsidiaries were restricted from paying dividends or advances to the Company.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments as follows:

     Cash and cash equivalents and long-term receivables: The carrying amounts reported in the balance sheet for cash and cash equivalents and long-term receivables approximate their fair value.

     Interest rate swap and interest rate lock agreements: The fair value of interest rate swaps and interest rate locks was determined using available quoted market prices. The Company has no financial basis recorded for interest rate swaps or locks in the consolidated balance sheets.

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

                                   MAPCO INC.

     Equity Put Options on Common Stock: Due to the market price of MAPCO's common stock at December 31, 1996, exceeding the strike prices of the equity put options, the fair value of the Company's obligations under these instruments at December 31, 1996, is zero.

     The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows (in millions):

                                                             1996                1995
                                                       -----------------   -----------------
                                                       CARRYING    FAIR    CARRYING    FAIR
                                                        AMOUNT    VALUE     AMOUNT    VALUE
                                                       --------   ------   --------   ------
Cash and cash equivalents............................   $104.8    $104.8    $ 33.3    $ 33.3
Interest rate swaps and interest rate locks..........       --       7.3        --        --
Long-term receivables................................      7.0       7.0       9.8       9.8
Long-term debt, including current maturities.........    644.1     666.2     827.9     912.2
Insurance accruals...................................     17.9      17.4       8.4       7.4
Equity put options on common stock...................     16.7        --        --        --

     The assumed incremental borrowing rates used to determine the fair value of fixed-rate long-term debt were 6.93% to 8.15% and 6.27% to 7.50% for 1996 and 1995, respectively. The incremental borrowing rates used to determine the fair value of insurance accruals were 6.50% for 1996 and 6.47% for 1995.

     Futures, forward and option contracts are used to hedge against the risk of price changes of crude oil, refined petroleum products, and natural gas liquids. These contracts permit settlement by delivery of commodities and therefore, are not financial instruments. Contracts that qualify as hedges are correlated to price movements of crude oil, refined petroleum product inventory, and natural gas liquids and any gains or losses resulting from market changes will be substantially offset by gains or losses on the hedged inventory. MAPCO's crude oil, refined petroleum products, and natural gas liquids hedging activities resulted in an unrealized loss of $.3 million and an unrealized gain of $.1 million, on contracts covering 327,000 and 534,000 barrels of crude oil, refined products, and natural gas liquids, at December 31, 1996 and 1995, respectively.

NOTE 8. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability are as follows (in millions):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1995
                                                              ------    ------
Deferred tax liabilities:
  Differences between book and tax basis of property........  $262.5    $297.6
  Other.....................................................    26.4      20.1
                                                              ------    ------
                                                               288.9     317.7
                                                              ------    ------
Deferred tax assets:
  Accrued expenses not currently deductible.................    32.7      30.4
  Reserves not currently deductible.........................     4.8       4.3
  Other.....................................................     4.3       9.7
                                                              ------    ------
                                                                41.8      44.4
                                                              ------    ------
Net deferred tax liability..................................   247.1     273.3
Net current deferred tax asset..............................    10.0      16.0
                                                              ------    ------
Deferred income taxes.......................................  $257.1    $289.3
                                                              ======    ======

                                   MAPCO INC.

     Income before provision for income taxes is substantially all derived from domestic operations. Significant components of the provision for income taxes from continuing operations are as follows (in millions):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1996     1995     1994
                                                              -----    -----    -----
Current:
  Federal...................................................  $57.8    $21.4    $14.4
  State.....................................................    4.7      1.6       .2
                                                              -----    -----    -----
                                                               62.5     23.0     14.6
                                                              -----    -----    -----
Deferred:
  Federal...................................................   14.6     16.6     13.9
  State.....................................................    5.7      (.2)      .6
                                                              -----    -----    -----
                                                               20.3     16.4     14.5
                                                              -----    -----    -----
Provision for income taxes..................................  $82.8    $39.4    $29.1
                                                              =====    =====    =====

     In 1996, a $14.3 million current income tax expense and a $44.3 million deferred income tax benefit were reported with the Loss on disposal of the Coal segment in discontinued operations. Additionally, a current income tax expense of $7.0 million and a deferred income tax benefit of $2.2 million were reported as Income from discontinued Coal operations in 1996. In 1995 and 1994, a $2.3 million income tax benefit and a $6.8 million income tax expense were reported in Income from discontinued Coal operations, respectively (see Note 2).

     A reconciliation of the statutory U.S. Federal income tax rate and MAPCO's effective income tax rate is as follows (in percents):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1996     1995     1994
                                                              -----    -----    -----
Statutory rate..............................................   35.0     35.0     35.0
Increase (decrease) resulting from:
  State income taxes, net of federal benefit................    4.1       .8      1.0
  Alternative Minimum Tax credit............................   (1.7)      --       --
  Other.....................................................    1.2      1.4       --
                                                               ----     ----     ----
Effective income tax rate...................................   38.6     37.2     36.0
                                                               ====     ====     ====

     At December 31, 1996, MAPCO had Federal income tax net operating loss carryforwards of $4.5 million which expire as follows: $2.9 million in 1997, $1.0 million in 1998, $.5 million in 2002 and $.1 million in 2003.

NOTE 9. STOCKHOLDERS' EQUITY

     On September 10, 1996, the Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend from shares held as treasury stock, which was distributed on September 30, 1996, to shareholders of record on September 16, 1996. In accounting for the stock split, MAPCO recorded a reduction in treasury stock of $843.6 million, with a corresponding reduction in retained earnings of $750.5 million and a reduction in capital in excess of par value of $93.1 million.

     As part of its share repurchase program, the Company sold equity put options in the fourth quarter of 1996 that entitle the holder, at the expiration date, to sell shares of common stock to the Company at a specified price. In 1996, put options for 550,000 shares were issued for $595,500 in premiums which have been accounted for as capital in excess of par value. As of December 31, 1996, put options with an aggregate

                                   MAPCO INC.

exercise price of $16.7 million for the full 550,000 shares remain outstanding at strike prices ranging from $29.00 to $32.50 per share with expiration dates ranging from April to June 1997. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the exercise price and the market price of the Company's shares, in lieu of repurchasing the stock. Premiums received on these options reduced the average price of shares repurchased in 1996 from $29.82 to $29.64 per share. The Company sold additional options for 450,000 shares in January 1997 which expire in July 1997 at strike prices from $31.75 to $32.625 per share.

     Under a Rights Agreement dated May 29, 1996, MAPCO has a one-half Right outstanding for each outstanding share of MAPCO common stock. Under certain limited conditions as defined in the Rights Agreement, each Right entitles the registered holder to purchase from MAPCO a unit, which consists of one two-hundredth of a share of Series A Junior Participating Preferred Stock, without par value ("Participating Preferred Stock"), at $200 subject to adjustment. At December 31, 1996, there were 27.8 million Rights outstanding, that if exercised, would result in the issuance of 138,887 shares of Participating Preferred Stock.

     The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement) which will occur upon the earlier of (i) ten business days following a public announcement that an Acquiring Person (as defined in the Rights Agreement) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of MAPCO's outstanding common stock or (ii) ten business days (or, if determined by the Company's Board of Directors, a specified or unspecified later date) following the commencement of a tender offer or exchange offer that would result in a person or group owning 15% or more of MAPCO's outstanding common stock.

     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire MAPCO without conditioning the offer on the Rights being redeemed. Upon exercise and the occurrence of certain events as defined in the Rights Agreement, each holder of a Right, except the Acquiring Person (as defined in the Rights Agreement), will have the right to receive MAPCO common stock or common stock of the acquiring company having a value equal to two times the purchase price of the Right.

     The Rights should not interfere with any merger or other business combination approved by MAPCO since the Board of Directors may, at its option, at any time prior to the earlier of the Stock Acquisition Date (as defined in the Rights Agreement) or Final Expiration Date, July 7, 2006, redeem the Rights in whole, but not in part, at $.01 per Right. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including the right to vote or to receive dividends.

NOTE 10. STOCK INCENTIVE PLANS

     At December 31, 1996, the Company had two stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           1996                   1995
                                                   --------------------   --------------------
                                                      AS                     AS
                                                   REPORTED   PRO FORMA   REPORTED   PRO FORMA
                                                   --------   ---------   --------   ---------
Net income from continuing operations............   $130.2     $125.7      $ 64.2     $ 62.3
Net income.......................................   $ 97.5     $ 93.0      $ 74.7     $ 72.8
Earnings per share from continuing operations....   $ 2.27     $ 2.19      $ 1.08     $ 1.05
Earnings per share...............................   $ 1.70     $ 1.62      $ 1.26     $ 1.22

                                   MAPCO INC.

     The above pro forma disclosures are not likely to be representative of the effects on reported net income and EPS for future years because options vest over several years and additional options are generally granted each year.

     Under the MAPCO Inc. 1989 Stock Incentive Plan (the "Plan"), stock options, stock appreciation rights, restricted stock, phantom stock and stock purchase rights may be issued to key employees. At December 31, 1996, only stock options and restricted stock had been awarded under the Plan. Each stock option entitles the holder to purchase from MAPCO one share of common stock at the option price, which is determined by the closing sales price of MAPCO common stock on the grant date. Options expire ten years from the grant date. Approximately 76% of options granted in 1996 will vest in one-third increments in 2000, 2001 and 2002, while the remaining options granted in 1996 will vest in one-third increments in 1998, 1999 and 2000.

     Options granted under the Plan contain a Replacement Option feature. The Replacement Option feature is triggered when an optionee uses stock, rather than cash, to exercise an option. Upon exercise by an exchange of stock, Replacement Options are granted equal to the number of shares tendered for the exercise of the options plus the number of shares of stock withheld for income tax purposes. The exercise price per share for any Replacement Option is equal to the fair market value of a share of common stock on the date the Replacement Option is granted. A Replacement Option is not exercisable for at least six months from the grant date for those granted prior to January 22, 1992, and twelve months for those granted after January 22, 1992.

     In May 1992, MAPCO stockholders approved an amendment to the Plan which increased the number of gross shares (i.e. the number of options issuable, including shares forfeited for tax withholding and shares surrendered to exercise an option) which may be issued under the Plan to 14 million; however, the maximum number of actual net shares which may be issued under the Plan remained at 4 million (plus a small number of shares from prior plans). The number of gross shares available for future grants under the Plan at December 31, 1996, was 5,440,352. The cumulative number of actual net shares issued under the Plan was 654,589 at December 31, 1996.

     A summary of the status of the Plan as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                                         1996                           1995
                                             ----------------------------   ----------------------------
                                                         WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                              SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                             ---------   ----------------   ---------   ----------------
Outstanding at beginning of year...........  5,175,552        $27.95        4,088,182        $27.54
Granted....................................  1,381,207        $28.27        1,344,148        $26.54
Exercised..................................   (385,875)       $31.05          (91,938)       $27.46
Forfeited..................................   (457,994)       $28.11         (164,840)       $29.10
                                             ---------                      ---------
Outstanding at end of year.................  5,712,890        $28.19        5,175,552        $27.95
                                             =========                      =========

Options exercisable at year-end............  2,683,707                      2,915,024
Weighted-average fair value of options
  granted during the year..................  $   10.99                      $   10.81

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: dividend yield of
1.0 for both years; expected volatility of 17 and 14 percent; risk free interest rates of 5.9 and 7.6 percent; and expected lives of 7 and 6 years.

                                   MAPCO INC.

     The following table summarizes information about stock options outstanding under the Plan at December 31, 1996:

                                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                   -----------------------------------------------   ----------------------------
                                     NUMBER      WEIGHTED-AVERAGE     WEIGHTED-        NUMBER        WEIGHTED-
            RANGE OF               OUTSTANDING      REMAINING          AVERAGE       EXERCISABLE      AVERAGE
         EXERCISE PRICES           AT 12/31/96   CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/96   EXERCISE PRICE
         ---------------           -----------   ----------------   --------------   -----------   --------------
$10.37-$16.41....................      20,480       1.4 years           $13.23           20,480        $13.23
$16.42-$22.46....................     144,118       3.6 years           $19.89          144,118        $19.89
$22.47-$28.51....................   3,130,882       6.2 years           $26.83          776,220        $26.57
$28.52-$34.50....................   2,417,410       3.9 years           $30.57        1,742,889        $30.11
                                    ---------                                         ---------
$10.37-$34.50....................   5,712,890       5.3 years           $28.19        2,683,707        $28.41
                                    =========                                         =========

     In 1996 and 1995, respectively, the Company granted 22,620 and 1,400 shares of restricted stock with a weighted-average fair value of $27 and $24.

     MAPCO has a Director Stock Option Plan (the "Directors' Plan") which provides for the grant of stock options to MAPCO's non-employee Directors. Under the Directors' Plan, stock options are granted at the closing price of MAPCO's common stock on the date of the grant. The number of options granted, which is fixed by the plan, become fully exercisable on the date of the grant. The maximum number of shares which may be issued under the Directors' Plan is 400,000 shares. Options were granted to purchase 18,000 and 36,000 shares in 1996 and 1995, with a weighted-average exercise price of $28.94 and $29.44 per share, and a weighted-average fair value, determined using the Black-Scholes option-pricing model, of $6.80 and $6.77 per share, respectively. Options outstanding and exercisable at December 31, 1996 and 1995, were 227,854 and 239,854, with a weighted-average exercise price of $27.08 and $26.91 per share, respectively. The weighted-average remaining contractual life of options outstanding at December 31, 1996, was 5.8 years, and the range of exercise prices was from $9.25 to $31.20 per share. Also, in 1996 the Company issued to its Directors approximately 4,000 shares of phantom stock valued at $0.1 million.

NOTE 11. REORGANIZATION CHARGES

     During 1995, the Company recorded $10.3 million of charges associated with reorganizations in the Natural Gas Liquids and Propane Marketing business units and in Corporate. The primary employee groups affected were field service personnel in the Natural Gas Liquids and Propane Marketing business units. The charges were primarily related to an early retirement program which resulted in the reduction of 111 employees. Principal items included in the charge were enhanced pension benefits, postretirement benefits, severance pay and other related benefits.

                                   MAPCO INC.

NOTE 12. BUSINESS UNIT INFORMATION

     In 1996 MAPCO reorganized its business segments into four business units:
Natural Gas Liquids, Propane Marketing, Petroleum Refining and Retail Petroleum. Also in 1996, the Coal segment was sold (See Note 2) and as a result, the net assets, results of operations and cash flows of the Coal segment have been shown as discontinued operations in the consolidated financial statements. The Natural Gas Liquids business unit operations include the transportation, processing, underground storage, sales and trading of NGLs, and the pipeline transportation of anhydrous ammonia, refined products and crude oil. The Propane Marketing business unit operations include the retail and wholesale marketing of propane and appliances. The Petroleum Refining business unit operations include the refining, wholesale marketing and trading of crude oil and refined petroleum products. The Retail Petroleum business unit operations include the retail marketing of gasoline, diesel fuel, other petroleum products, convenience merchandise and deli fast food items. Business unit information, restated to reflect the above changes, is as follows (in millions):

                                    SALES AND OPERATING REVENUES                                     ADDITIONS
                               --------------------------------------                               TO PROPERTY,
                               UNAFFILIATED                             OPERATING    IDENTIFIABLE    PLANT AND     DEPRECIATION &
                                CUSTOMERS     INTERSEGMENT    TOTAL      PROFIT         ASSETS       EQUIPMENT      AMORTIZATION
                               ------------   ------------   --------   ---------    ------------   ------------   --------------
YEAR ENDED DECEMBER 31, 1996
Natural Gas Liquids..........    $  682.9       $  33.5      $  716.4    $137.1        $  921.5        $ 38.4          $29.6
Propane Marketing............       426.2           3.3         429.5      65.0**         379.0          20.2           16.3
Petroleum Refining...........     1,529.1         284.3       1,813.4      63.9           527.5          36.2           18.0
Retail Petroleum.............       714.9                       714.9      30.3           190.2          19.0           12.0
Eliminations.................                    (321.1)       (321.1)
                                 --------       -------      --------    ------        --------        ------          -----
    Total business units.....     3,353.1                     3,353.1     296.3**       2,018.2         113.8           75.9
General corporate............                                             (31.1)          152.5          15.6            3.4
Interest and debt expense....                                             (56.9)
Other income
  (expense) -- net...........                                               6.1
                                 --------       -------      --------    ------        --------        ------          -----
                                 $3,353.1                    $3,353.1    $214.4        $2,170.7        $129.4          $79.3
                                 ========       =======      ========    ======        ========        ======          =====
YEAR ENDED DECEMBER 31, 1995
Natural Gas Liquids..........    $  529.2       $  20.7      $  549.9    $104.2        $  905.5        $121.6          $26.5
Propane Marketing............       338.0            .3         338.3      35.2           352.9          17.8           17.1
Petroleum Refining...........     1,358.1         215.9       1,574.0      35.7           452.1          46.7           21.2
Retail Petroleum.............       631.3                       631.3      12.5           168.8          19.8           10.0
Eliminations.................                    (236.9)       (236.9)                      (.8)
                                 --------       -------      --------    ------        --------        ------          -----
    Total business units.....     2,856.6                     2,856.6     187.6         1,878.5         205.9           74.8
General corporate expense....                                             (23.6)           45.4           3.9            2.1
Interest and debt expense....                                             (58.0)
Other income
  (expense) -- net...........                                               (.1)
                                 --------       -------      --------    ------        --------        ------          -----
                                 $2,856.6                    $2,856.6    $105.9        $1,923.9        $209.8          $76.9
                                 ========       =======      ========    ======        ========        ======          =====
YEAR ENDED DECEMBER 31, 1994
Natural Gas Liquids..........    $  554.0       $  23.5      $  577.5    $103.1        $  746.2        $ 46.6          $25.3
Propane Marketing............       263.1           3.6         266.7      28.3           342.7         118.3           11.2
Petroleum Refining...........     1,170.0         231.6       1,401.6       8.5*          446.0          12.2           20.5
Retail Petroleum.............       646.7                       646.7      17.7           143.8          14.6           10.8
Eliminations.................                    (258.7)       (258.7)                      (.8)
                                 --------       -------      --------    ------        --------        ------          -----
    Total business units.....     2,633.8                     2,633.8     157.6*        1,677.9         191.7           67.8
General corporate expense....                                             (23.4)           46.0           1.3            2.9
Interest and debt expense....                                             (53.0)
Other income
  (expense) -- net...........                                               (.3)
                                 --------       -------      --------    ------        --------        ------          -----
                                 $2,633.8                    $2,633.8    $ 80.9        $1,723.9        $193.0          $70.7
                                 ========       =======      ========    ======        ========        ======          =====

---------------

 * Includes a $68.7 million charge relative to the State of Alaska Royalty Oil settlement (Note 14).

** Includes a gain of $20.8 million on the sale of certain propane and liquid fertilizer assets to CENEX (Note 3).

                                   MAPCO INC.

NOTE 13.  EMPLOYEE BENEFIT PLANS

     MAPCO has two defined benefit plans covering substantially all employees, plus the employees of the Coal business sold in 1996 (see Note 2). One of these plans is the MAPCO Inc. and Subsidiaries Pension Plan which has two separate benefit structures. The benefit formula for the MAPCO Inc. and subsidiaries (except Coal) structure is a step-rate-plan formula based on final average pay and years of service, while the benefit formula for the Coal structure is a flat dollar unit formula based on years of service. The employees of the Coal business became fully vested at the time of the sale. The second plan, which is significantly smaller and covers employees of South Atlantic Coal Company, has a career average pay formula based on years of service. MAPCO's funding policy for both of these plans is to make the minimum annual contributions required by the Employee Retirement Income Security Act. No contributions were required for 1996 and 1995 due to the over-funded status of these plans. The assets in these plans are primarily comprised of equity securities, but also include fixed income securities, guaranteed investment contracts and equity real estate investments.

     Net periodic pension income from MAPCO's defined benefit pension plans includes the following components (in millions):

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1996      1995      1994
                                                              ------    ------    ------
Service cost................................................  $ (6.3)   $ (4.6)   $ (5.9)
Interest cost on projected benefit obligation...............   (12.6)    (11.2)    (10.5)
Actual return on plan assets................................    28.8      39.0        .5
Net amortization and deferral...............................    (9.5)    (20.7)     16.0
                                                              ------    ------    ------
Net periodic pension income.................................  $   .4    $  2.5    $   .1
                                                              ======    ======    ======

     The funded status of MAPCO's defined benefit pension plans and the amounts recognized in MAPCO's consolidated balance sheets are as follows (in millions):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Vested benefit obligation...................................  $(157.7)   $(151.3)
                                                              =======    =======
Accumulated benefit obligation..............................  $(164.5)   $(157.4)
                                                              =======    =======
Projected benefit obligation................................  $(182.7)   $(174.4)
Plan assets at fair value...................................    207.6      186.7
                                                              -------    -------
Plan assets in excess of projected benefit obligation.......     24.9       12.3
Unrecognized net actuarial (gain) loss......................     (3.2)      12.3
Unrecognized prior service cost.............................      1.4        2.1
Remaining unrecognized net asset existing at date of initial
  application...............................................       --       (3.7)
                                                              -------    -------
Prepaid pension cost........................................  $  23.1    $  23.0
                                                              =======    =======

     The rates used in determining the funded status of the two pension plans at December 31, 1996 and 1995, and pension income for 1996, are as follows:

                                                                           SOUTH ATLANTIC
                                                         MAPCO INC. AND         COAL
                                                          SUBSIDIARIES        COMPANY
                                                         --------------    --------------
Discount rate..........................................        7.5%              7.5%
Rate of increase in compensation.......................        5.0%              4.0%
Long-term rate of return on plan assets................       10.0%             10.0%

                                   MAPCO INC.

     The rates used in determining pension income for the two pension plans for 1995 and the funded status of the plans on December 31, 1994, are as follows:

                                                                           SOUTH ATLANTIC
                                                         MAPCO INC. AND         COAL
                                                          SUBSIDIARIES        COMPANY
                                                         --------------    --------------
Discount rate..........................................        9.0%              9.0%
Rate of increase in compensation.......................        5.0%              4.0%
Long-term rate of return on plan assets................       10.0%             10.0%

     The rates used in determining pension income for the two pension plans for 1994 are as follows:

                                                                           SOUTH ATLANTIC
                                                         MAPCO INC. AND         COAL
                                                          SUBSIDIARIES        COMPANY
                                                         --------------    --------------
Discount rate..........................................        7.5%              7.5%
Rate of increase in compensation.......................        5.0%              4.0%
Long-term rate of return on plan assets................       10.0%             10.0%

     The Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") imposed obligations for certain retiree medical costs on MAPCO. The undiscounted liability at December 31, 1996, relative to MAPCO's obligations under the Coal Act which were retained after the sale of the Coal segment, was $25.7 million. The expected payments under the Coal Act are $.4 million in each of the years 1997 and 1998, $.5 million in each of the years 1999 through 2001 and $23.4 million thereafter. MAPCO's recorded liability relative to the Coal Act at December 31, 1996, was $6.8 million. The difference between the expected aggregate undiscounted liability of $25.7 million and the liability reflected in the financial statements is the result of discounting the expected payments which span more than 30 years.

     MAPCO has an ESOP that includes substantially all employees through voluntary participation. Allocation of the MAPCO common stock held by the ESOP to individual employees is based on the employee's eligible contribution to the ESOP and the number of shares of common stock available for allocation. The common stock available for allocation will be released in quarterly installments over the remaining life of the ESOP's loan from MAPCO.

     MAPCO's cash contributions to the ESOP will equal the ESOP's principal and interest payments on its loan from MAPCO reduced by the dividends the ESOP receives on the MAPCO common stock held by the ESOP. Dividends of $2.1 million in 1996 and $2.3 million annually in 1995 and 1994 on the MAPCO common stock owned by the ESOP were used for debt service. MAPCO made cash contributions to the ESOP of $8.2 million in 1996, $8.1 million in 1995 and $8.0 million in 1994. MAPCO recognized compensation expense in connection with the ESOP of $3.3 million, $2.7 million and $2.3 million and interest expense of $4.9 million, $5.4 million and $5.7 million in 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, respectively, the ESOP held 1.1 and 1.7 million allocated shares, 2.0 and 2.7 million unallocated shares and .3 and no shares pending to be allocated. The fair market value of unallocated shares held by the ESOP at December 31, 1996 and 1995, respectively, was $69.5 million and $74.4 million.

NOTE 14. COMMITMENTS AND CONTINGENCIES

  Leases

     MAPCO leases land, buildings and equipment under lease agreements which provide for the payment of minimum rentals. The annual rental expense under operating leases was $19 million, $20 million and $19 million in 1996, 1995 and 1994, respectively.

                                   MAPCO INC.

     Future minimum payments under operating leases are $65.5 million in total and during the next five years are: 1997 -- $11.0 million, 1998 -- $10.1 million, 1999 -- $8.5 million, 2000 -- $7.9 million and 2001 -- $6.1 million.

     On December 11, 1996, the Company entered into a seven-year operating lease arrangement to accommodate the acquisition and construction of certain assets. Payments under the lease are based on the amounts spent for acquisition or construction of assets and the applicable interest rate. After the lease term, the arrangement may be extended by agreement of the parties, or the Company may purchase or arrange for the sale of the assets. As of December 31, 1996, all of the $100 million commitment remained available under the lease.

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

     As of April 1992, the State had settled its royalty oil claims against all of the producers. On the basis of these settlements, the State billed MAPI for retroactive increases in the prices paid by MAPI under all four of its royalty oil purchase agreements. The State's claims were comprised of retroactive price adjustments of $98 million, $9.2 million, $2.9 million and $6.4 million, not including future interest. MAPI commenced litigation against the State in 1992 seeking a determination that it was not liable for retroactive price increases. The Company had accrued an estimate of certain amounts, including legal fees, for the final resolution of such matters.

     In June 1994, a Federal Judge ruled through a summary proceeding that MAPI was liable for the retroactive royalty oil price adjustments, subject to further review by the Court as to retroactive interest due to the State. To forego the necessity of a trial and limit the amount of interest due to the State, if any, MAPI elected to enter into negotiation with the State for settlement of all disputed issues. The negotiations resulted in a settlement agreement effective August 1, 1994, whereby MAPI paid the State $95 million. MAPI accrued $68.7 million during the second quarter of 1994 related to the settlement.

  Texas Explosion Litigation

     On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility located near Brenham, Texas and owned by an affiliate of the Company, Seminole Pipeline Company ("Seminole"). The Company, as well as Seminole, Mid-America Pipeline Company, MAPCO Natural Gas Liquids Inc., and other non-MAPCO entities were named as defendants in civil action lawsuits filed in state district courts located in four Texas counties. Seminole and the related MAPCO entities have settled in excess of 1,600 claims in these lawsuits. The lawsuits remaining include two in Washington County and the Dallmeyer lawsuit which was tried before a jury in Harris County. The Washington County lawsuits each essentially involve house damage claims, which the Company regards as having no merit. In Dallmeyer, the judgment rendered in March 1996 against defendants Seminole and MAPCO-related entities totaled approximately $72 million which included nearly $65 million of punitive damages awarded to the 21 plaintiffs.

     Both plaintiffs and defendants have appealed the Dallmeyer judgment to the Court of Appeals for the Fourteenth District of Texas in Harris County. The defendants seek to have the judgment modified in many respects, including the elimination of punitive damages as well as a portion of the actual damages awarded. If the defendant's motions are granted, it will result in an award significantly less than the judgment, or

                                   MAPCO INC.

alternatively, a retrial of the case. The plaintiffs have cross appealed and seek to modify the judgment to increase the total award plus interest to exceed $155 million.

     Management believes that it has defenses of considerable merit and will vigorously litigate the Dallmeyer appeal and other remaining lawsuits and/or seek settlements satisfactory to the Company, but is not able to predict the ultimate outcome of these matters at this time. The Company has accrued a liability representing an estimate of amounts it may incur to finally resolve all litigation and has also recorded a receivable which corresponds to the remainder of its insurance coverage to be reimbursed by its insurance carrier. Management is unable to estimate a range of loss beyond the amount accrued. Resolutions unfavorable to the Company could result in liabilities and charges materially in excess of the amount accrued.

  Seminole Loop/Aquila-LaGrange Line Litigation

     In May 1993, Seminole completed its Seminole loop pipeline expansion project and in January 1994, completed the Aquila-LaGrange line project. As frequently occurs in the pipeline industry, several lawsuits were filed against Seminole by landowners primarily for rescission of pipeline easements or appeal of eminent domain awards which are pending in five Texas counties.

     The Company believes that complete resolution of the Seminole loop/Aquila-LaGrange line litigation will not have a material adverse effect on the Company's business, results of operations, financial position, or cash flows.

  General Litigation

     The Company and its subsidiaries are involved in various other lawsuits, claims and regulatory proceedings incidental to their businesses. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's business, consolidated results of operations, financial position, or cash flows.

NOTE 15. ENVIRONMENTAL MATTERS

     Estimated liabilities for environmental costs, primarily in the Natural Gas Liquids and Retail Petroleum Business Units, at December 31, 1996 and 1995 were $27.7 million and $32.7 million, respectively. Receivables of $14.7 million and $19.5 million at December 31, 1996 and 1995, respectively, have been recognized as recoverable from state funds in connection with laws permitting reimbursement by the states of certain expenses associated with underground storage tank problems and repairs.

NOTE 16. SUBSEQUENT EVENTS (UNAUDITED)

     In February, 1997, MAPCO Energy L.L.C., a Delaware limited liability company wholly-owned by MAPCO ("MAPCO Energy"), formed a joint venture with Texaco Exploration and Production Inc. ("Texaco") under the name Discovery Producer Services, L.L.C., ("Discovery") which will own and operate the Discovery Project. Discovery will construct a 150-mile pipeline of varying diameters between 12 inches and 30 inches to transport natural gas from off-shore discovery wells in the Gulf of Mexico to gas processing and fractionation facilities in southern Louisiana. The joint venture will also include the construction of a cryogenic gas processing plant with a capacity of approximately 600 million cubic feet of gas per day near Larose, Louisiana, and will expand a natural gas liquids fractionator in Paradis, Louisiana. MAPCO and Texaco will each own 50% of the joint venture and Texaco will be the operator. Discovery has filed an application for regulatory approval and expects to begin construction of the project immediately following that approval. The fractionator is expected to be operational by mid-1998. MAPCO Energy anticipates that its share of expenditures associated with this project in 1997 will be $114 million.

                                   MAPCO INC.

     On February 6, 1997, MAPCO announced the sale of its natural gas liquids and condensate reserves in the West Panhandle Fields of Texas to Westpan NGL Corporation, a subsidiary of MESA Operating Company, which was effective January 1, 1997, for $66 million. The Company will recognize a gain of $66 million on the transaction as the related reserves had no book value. As part of the sales agreement, MAPCO was released from its liability for its share of prior NGL over-takes.

     On January 6, 1997, Propane Marketing announced that, effective January 1, 1997, it had acquired Gas Supply, Inc., an independent wholesale propane company based in Minneapolis, Minnesota, for approximately $7 million plus working capital. The acquisition will be used to expand MAPCO's current wholesale propane marketing activities under the trade name, Gas Supply. Gas Supply, Inc. marketed approximately 120 million gallons of propane to the Central and Northeastern United States in 1996. MAPCO also acquired Gas Supplies' related product sales, a construction company, a 40,000-barrel storage facility and a rail car and truck terminal in Rosemont, Minnesota.

     On January 31, 1997, MAPCO filed a shelf registration with the U.S. Securities and Exchange Commission providing for the issuance of up to $500 million of debt securities, preferred stock, common stock, depositary shares and warrants. The Company intends to issue $200 million of debt in the first quarter of 1997.

NOTE 17. SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

                                                                              QUARTER
                                                              ---------------------------------------
                                                                 1         2         3          4
                                                              -------   -------   -------   ---------
                                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
1996
Sales and operating revenues................................   $741.5    $782.7    $797.5    $1,031.4
Operating profit............................................   $ 98.0    $ 48.8    $ 59.2    $   90.3
Income from continuing operations...........................   $ 47.4    $ 17.8    $ 22.7    $   42.3
Net income (loss)...........................................   $ 55.2    $(21.0)   $ 21.0    $   42.3
Earnings per common share -- continuing operations..........   $  .82    $  .31    $  .40    $    .75
Earnings (loss) per common share............................   $  .95    $ (.36)   $  .37    $    .75
1995
Sales and operating revenues................................   $674.9    $814.8    $686.9    $  680.1
Operating profit............................................   $ 56.1    $ 43.2    $ 35.0    $   53.3
Income from continuing operations...........................   $ 21.7    $ 13.1    $  8.2    $   21.2
Net income..................................................   $ 29.0    $ 21.2    $ 16.5    $    8.0
Earnings per common share -- continuing operations..........   $  .36    $  .22    $  .14    $    .36
Earnings per common share...................................   $  .49    $  .36    $  .28    $    .14

     Net income in the 1996 first quarter increased $20.8 million from a gain on sale of assets to CENEX. Net income in the 1996 second quarter was reduced by $45.5 million from the loss on disposal of the Coal business.

     Net income in the 1995 fourth quarter was reduced by $24.6 million from charges related to applying SFAS No. 121 and for severance and early retirements associated with a reorganization in the Natural Gas Liquids and Propane Marketing business units. Net income in the 1995 fourth quarter increased $4.9 million from a favorable settlement of a crude oil pricing dispute.

                                   MAPCO INC.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1996     1995     1994
                                                              ------   ------   ------
Expenses:
  Selling, general and administrative.......................  $ 26.0   $ 21.4   $ 20.4
  Depreciation..............................................     3.1      2.1      2.9
  Interest and debt expense.................................    44.3     46.0     39.8
  Other expense (income) -- net.............................    (9.0)    (3.4)    (2.9)
                                                              ------   ------   ------
Loss before Income Tax Benefit..............................   (64.4)   (66.1)   (60.2)
Income Tax Benefit..........................................    19.3     22.1     21.5
Income from Discontinued Operations, Net of Income Taxes....    14.5     10.5     28.9
Loss on Disposal of Coal Segment, Net of Income Taxes.......   (47.2)      --       --
Equity in Net Income of Subsidiaries........................   175.3    108.2     88.9
                                                              ------   ------   ------
Net Income..................................................  $ 97.5   $ 74.7   $ 79.1
                                                              ======   ======   ======

                  See notes to condensed financial statements.

                                   MAPCO INC.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (IN MILLIONS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $   72.6    $    9.8
  Receivables...............................................      11.7          .2
  Prepaid expenses and other current assets.................      11.7         5.7
  Net assets of discontinued operations.....................        --       307.5
  Net assets held for sale..................................        --        23.4
                                                              --------    --------
          Total current assets..............................      96.0       346.6
                                                              --------    --------
Property, Plant and Equipment, at cost......................      22.0        11.0
                                                              --------    --------
Other Assets:
  Receivables from investments in subsidiaries..............   1,066.7     1,025.2
  Net assets of discontinued operations.....................        --          --
  Other assets..............................................       4.0        24.3
                                                              --------    --------
                                                               1,070.7     1,049.5
                                                              --------    --------
                                                              $1,188.7    $1,407.1
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt......................  $   30.9    $   25.4
  Accounts payable..........................................      25.5        33.8
  Accrued taxes.............................................      11.5        12.7
  Other current liabilities.................................      39.2         5.8
                                                              --------    --------
          Total current liabilities.........................     107.1        77.7
                                                              --------    --------
Long-Term Debt, excluding current maturities................     439.6       631.8
                                                              --------    --------
Other Liabilities...........................................      34.4        50.3
                                                              --------    --------
Deferred Income Taxes.......................................       4.0         5.0
                                                              --------    --------
Stockholders' Equity:
  Common stock..............................................      63.0        62.9
  Capital in excess of par value............................      96.2       203.0
  Retained earnings.........................................     719.0     1,401.8
                                                              --------    --------
                                                                 878.2     1,667.7
                                                              --------    --------
  Treasury Stock, at cost...................................    (221.4)     (966.7)
  Loan to ESOP..............................................     (53.2)      (58.7)
                                                              --------    --------
                                                                 603.6       642.3
                                                              --------    --------
                                                              $1,188.7    $1,407.1
                                                              ========    ========

                  See notes to condensed financial statements.

                                   MAPCO INC.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1995       1994
                                                              -------    -------    -------
Cash Flows from Operating Activities:
  Net income................................................  $  97.5    $  74.7    $  79.1
  Reconciliation of net income to net cash provided by
     operating activities:
     Depreciation and amortization..........................      3.4        2.1        2.9
     Provision for deferred income taxes....................      5.3        1.5       (7.9)
     Equity in net income of subsidiaries...................   (222.5)    (108.2)     (88.9)
     Equity in net income of discontinued subsidiary........     32.7      (10.5)     (28.9)
     Other items not requiring (providing) cash.............      (.4)       2.0        5.7
     Changes in operating assets and liabilities............    (15.5)      37.5      (16.5)
                                                              -------    -------    -------
          Net cash used in operating activities.............    (99.5)       (.9)     (54.5)
                                                              -------    -------    -------
Cash Flows from Investing Activities:
  Capital expenditures......................................    (15.6)      (3.9)      (1.3)
  Proceeds from sales of property, plant and equipment......      6.4         --        1.0
  Proceeds from sale of discontinued subsidiary.............    236.4         --         --
  Accounts with subsidiaries................................    242.9      (11.1)    (109.4)
                                                              -------    -------    -------
          Net cash provided by (used in) investing
            activities......................................    470.1      (15.0)    (109.7)
                                                              -------    -------    -------
Cash Flows from Financing Activities:
  Purchase of common stock..................................    (98.3)     (31.1)      (8.7)
  Increase (decrease) in borrowings.........................   (161.3)     104.6      165.1
  Dividends.................................................    (30.3)     (29.7)     (30.0)
  Payments on long-term debt................................    (20.0)     (26.0)      (8.0)
  Exercise of stock options.................................      1.8         .1         .9
  Other.....................................................       .3         .5         .1
                                                              -------    -------    -------
          Net cash provided by (used in) financing
            activities......................................   (307.8)      18.4      119.4
                                                              -------    -------    -------
Increase (Decrease) in Cash and Cash Equivalents............     62.8        2.5      (44.8)
Cash and Cash Equivalents, January 1........................      9.8        7.3       52.1
                                                              -------    -------    -------
Cash and Cash Equivalents, December 31......................  $  72.6    $   9.8    $   7.3
                                                              =======    =======    =======

                  See notes to condensed financial statements.

                                   MAPCO INC.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE -- I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

     Consolidation -- The financial statements of MAPCO Inc. reflect the investment in subsidiaries using the equity method.

     Statements of Cash Flow -- MAPCO Inc. made cash payments for interest of $45.5 million, $45.8 million and $38.6 million in 1996, 1995 and 1994, respectively.

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

NOTE 3. DEBT AND GUARANTEES

     Information on the long-term debt of MAPCO Inc. is disclosed in Note 6 to the Consolidated Financial Statements. MAPCO Inc. has guaranteed certain trade payable obligations and performance guarantees arising in the ordinary course of business. The scheduled amounts to be paid on long-term debt during the next five years are: 1997 -- $31 million, 1998 -- $36 million, 1999 -- $32 million, 2000 -- $23 million, and 2001 -- $58 million.

NOTE 4. DIVIDENDS RECEIVED

     Subsidiaries of MAPCO Inc. do not make formal cash dividend declarations and distributions to the parent. MAPCO Inc. receives and disburses cash on behalf of its subsidiaries. Any restrictions in debt agreements on the transfer of cash to MAPCO Inc. by its subsidiaries did not have any impact during 1996, 1995 or 1994.

                                   MAPCO INC.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

              COLUMN A                  COLUMN B           COLUMN C             COLUMN D        COLUMN E
              --------                 ----------   -----------------------   -------------    ----------
                                                           ADDITIONS
                                                    -----------------------
                                       BALANCE AT   CHARGED TO   CHARGED TO                    BALANCE AT
                                       BEGINNING    COSTS AND      OTHER                         END OF
             DESCRIPTION               OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(1)      PERIOD
             -----------               ----------   ----------   ----------   -------------    ----------
Year Ended December 31, 1996
  Allowance for doubtful accounts --
     Receivables.....................     $1.5         $1.2         $ .1          $1.1            $1.7
                                          ====         ====         ====          ====            ====
  Allowance for doubtful accounts --
     Other assets....................     $1.6         $3.0         $             $               $4.6
                                          ====         ====         ====          ====            ====
Year Ended December 31, 1995
  Allowance for doubtful accounts --
     Receivables.....................     $2.3         $ .5         $             $1.3            $1.5
                                          ====         ====         ====          ====            ====
  Allowance for doubtful accounts --
     Other assets....................     $            $1.6         $             $               $1.6
                                          ====         ====         ====          ====            ====
Year Ended December 31, 1994
  Allowance for doubtful accounts --
     Receivables.....................     $3.3         $ .3         $             $1.3            $2.3
                                          ====         ====         ====          ====            ====

---------------

(1) Bad debts written off, less recoveries (net).

                                   MAPCO INC.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.(a)          -- Specimen of Common Stock Certificate
         11.             -- Statement re: computation of per share earnings
         12.             -- Computation of Ratio of Earnings to Fixed Charges
         21.             -- List of Subsidiaries
         23.             -- Independent Auditors' Consent
         24.             -- Power of Attorney, included as part of the signature page of this report
         27.             -- Financial Data Schedule