Form 10-Q
period 1997-03-31
MAPCO INC
filed 1997-05-12
CIK 62142

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         March 31, 1997
                               ----------------------------


Commission file number       1-5254
                       --------------------

                                   MAPCO Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                               73-0705739
-------------------------------------------   ---------------------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

1800 South Baltimore Avenue, Tulsa, Oklahoma                 74119
---------------------------------------------    ------------------------------
  (Address of principal executive offices)                (Zip Code)


                                 (918) 581-1800
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                   No Changes
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

On May 5, 1997, 54,176,871 shares of MAPCO Inc. Common Stock, $1 par value, were outstanding.

                                    1 of 120

                                   MAPCO Inc.

                                     Index


                                                                    Page Number
                                                                    -----------
PART I.   Financial Information:

      Condensed Consolidated Statements of Income
      for the three months ended March 31, 1997
      and 1996                                                           3

      Condensed Consolidated Balance Sheets,
      March 31, 1997 and December 31, 1996                               4

      Condensed Consolidated Statements of Cash
      Flows for the three months ended March 31,
      1997 and 1996                                                      5

      Notes to Condensed Consolidated Financial
      Statements                                                       6 - 12

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations                   13 - 21

PART II.  Other Information:

      Exhibits and Reports on Form 8-K                                   22

      Signatures                                                         23


                                    2 of 120

                                     PART I
                             FINANCIAL INFORMATION
                                   MAPCO INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     In Millions, except per share amounts
                                  (Unaudited)


                                                         Three Months
                                                         Ended March 31,
                                                      --------------------
                                                        1997        1996
                                                      --------    --------

Sales and Operating Revenues (1)                      $  931.2    $  741.5
                                                      --------    --------

Expenses:
  Outside purchases and operating expenses (1)           828.8       635.2
  Selling, general and administrative                     18.6        15.2
  Depreciation and amortization                           20.6        19.9
  Interest and debt expense                               12.1        15.0
  Gain on sale of net assets held for sale (Note 3)      (66.0)      (20.8)
  Other (income) expense - net                            (4.6)         .1
                                                      --------    --------
                                                         809.5       664.6
                                                      --------    --------

Income from Continuing Operations before Provision
  for Income Taxes and Minority Interest                 121.7        76.9

Provision for Income Taxes                                47.8        28.6
                                                      --------    --------

Income from Continuing Operations before Minority
  Interest                                                73.9        48.3

Minority Interest in Earnings of Subsidiary               (1.2)        (.9)
                                                      --------    --------
Income from Continuing Operations                         72.7        47.4
                                                      --------    --------

Income from Discontinued Operations, net of Income
 Taxes (Note 2)                                             --         7.8
                                                      --------    --------

Net Income                                            $   72.7    $   55.2
                                                      ========    ========


Earnings per Common Share:
  Income from Continuing Operations                   $   1.32    $    .82
                                                      ========    ========
  Net Income                                          $   1.32    $    .95
                                                      ========    ========

Weighted-Average Common Shares Outstanding (Note 9)       55.2        58.1
                                                      ========    ========


See notes to condensed consolidated financial statements.

(1) Includes consumer excise taxes of $37.4 million and $36.7 million for the three months ended March 31, 1997 and 1996, respectively.


                                    3 of 120

                                   MAPCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  In Millions


                                                            March 31,
                                                              1997     December 31,
                                                           (Unaudited)    1996
                                                            --------    --------
ASSETS
Current Assets:
  Cash and cash equivalents                                 $  113.4    $  104.8
  Receivables, less allowance for doubtful
    accounts (1997-$2.0; 1996-$1.7)                            282.1       372.0
  Inventories (Note 5)                                         120.3       109.6
  Prepaid expenses                                              19.9        22.8
  Other current assets                                           6.4         9.9
                                                            --------    --------
     Total current assets                                      542.1       619.1
                                                            --------    --------

Property, Plant and Equipment, at cost                       2,157.2     2,154.2
  Accumulated depreciation and amortization                   (792.3)     (797.3)
                                                            --------    --------
                                                             1,364.9     1,356.9
                                                            --------    --------
Other Assets (Note 8)                                          252.9       194.7
                                                            --------    --------

                                                            $2,159.9    $2,170.7
                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                      $   35.0    $   35.7
  Accounts payable                                             263.8       411.9
  Accrued taxes                                                 93.1        60.8
  Accrued payroll and related expenses                          13.1        27.9
  Other current liabilities                                     52.6        52.3
                                                            --------    --------
     Total current liabilities                                 457.6       588.6
                                                            --------    --------

Long-term debt, excluding current maturities (Note 6)          698.1       608.4
                                                            --------    --------

Other liabilities                                               64.3        67.9
                                                            --------    --------

Deferred income taxes                                          255.9       257.1
                                                            --------    --------

Minority interest                                               27.8        28.4
                                                            --------    --------

Commitments and Contingencies (Note 10)

Equity Put Options on Common Stock (Note 9)                     34.4        16.7
                                                            --------    --------

Stockholders' Equity (Notes 7 and 9):
  Common Stock                                                  63.1        63.0
  Capital in excess of par value                                83.5        96.2
  Retained earnings                                            783.7       719.0
                                                            --------    --------
                                                               930.3       878.2

  Treasury Stock, at cost                                     (255.3)     (221.4)
  Loan to ESOP                                                 (53.2)      (53.2)
                                                            --------    --------
                                                               621.8       603.6
                                                            --------    --------

                                                            $2,159.9    $2,170.7
                                                            ========    ========



See notes to condensed consolidated financial statements.


                                4 of 120

                                   MAPCO INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In Millions
                                  (Unaudited)

                                                                        Three Months
                                                                       Ended March 31,
                                                                       ----------------
                                                                        1997      1996
                                                                       ------    ------
Operating Activities:
  Net income                                                           $ 72.7    $ 55.2
  Reconciliation of net income to net cash
    provided by continuing operations:
      Income from discontinued operations (Note 2)                         --      (7.8)
      Depreciation and amortization                                      20.6      19.9
      Provision for deferred income taxes                                (1.2)      2.0
      Other items not providing cash (Note 4)                           (64.0)    (14.4)
      Changes in operating assets and liabilities (Note 4)              (44.5)    (20.0)
                                                                       ------    ------

          Net cash provided by (used in) continuing
            operations                                                  (16.4)     34.9
          Net cash provided by discontinued operations
            (Note 2)                                                       --      18.9
                                                                       ------    ------
          Net cash provided by (used in) operating
            activities                                                  (16.4)     53.8
                                                                       ------    ------

Investing Activities:
  Capital expenditures and acquisitions, net of liabilities assumed:
      Continuing operations                                             (34.5)    (22.5)
      Discontinued operations (Note 2)                                     --      (9.8)
  Proceeds from net assets held for sale                                 66.0      43.0
  Proceeds from sales of property, plant and equipment                     .1        .7
  Investments in unconsolidated affiliates (Note 8)                     (53.2)     (0.8)
  Other                                                                    --      (0.2)
                                                                       ------    ------

          Net cash provided by (used in) investing
            activities                                                  (21.6)     10.4
                                                                       ------    ------

Financing Activities:
  Purchase of common stock                                              (33.9)    (28.9)
  Decrease in borrowings                                               (116.2)    (13.1)
  Dividends paid                                                         (8.8)     (7.9)
  Issuance of long-term debt                                            206.0        --
  Payments on long-term debt                                             (0.8)     (0.1)
  Other                                                                   0.3       0.2
                                                                       ------    ------

          Net cash provided by (used in) financing
            activities                                                   46.6     (49.8)
                                                                       ------    ------

Increase in Cash and Cash Equivalents                                     8.6      14.4

Cash and Cash Equivalents, January 1                                    104.8      33.3
                                                                       ------    ------

Cash and Cash Equivalents, March 31                                    $113.4    $ 47.7
                                                                       ======    ======

See Notes to Condensed Consolidated Financial Statements.

                                    5 of 120

                                   MAPCO INC.
              Notes to Condensed Consolidated Financial Statements


Note 1 - Accounting Policies

In the opinion of Management, the accompanying condensed consolidated financial statements of MAPCO Inc. and its subsidiaries ("MAPCO" or the "Company") contain all adjustments necessary to present fairly the financial position as of March 31, 1997, (unaudited) and December 31, 1996, the results of operations for the three months ended March 31, 1997 and 1996, (both unaudited) and the cash flows for the three months ended March 31, 1997 and 1996, (both unaudited). Certain reclassifications have been made to prior year amounts to conform to current year presentations. All significant intercompany accounts and transactions have been eliminated.

In the first quarter of 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings Per Share," which is effective for year-end 1997. This statement is not expected to have a material impact on the Company's financial statements.


Note 2 - Discontinued Operations

In June 1996, the Company concluded it would sell substantially all of its Coal business. In July 1996, the Company signed an agreement with Alliance Coal Corporation, a corporation formed by The Beacon Group Energy Investment Fund L.P. to sell substantially all of the net assets of the Coal business. The transaction was completed on September 10, 1996, with an effective date of July 31, 1996. As a result, operations of the Coal business for prior periods have been shown as discontinued in the condensed consolidated financial statements. In connection with the sale, the Company made guarantees, indemnifications and representations for certain specified matters. Management of the Company does not expect these guarantees, indemnifications and representations to have any material impact on results of operations, financial position or cash flow.

Income from discontinued operations included income tax expense of $2.3 million and sales and operating revenues of $124.3 million for the three months ended March 31, 1996.


NOTE 3 - Gain on Net Assets Held For Sale

In March 1996, the Company sold its Iowa propane and liquid fertilizer assets as well as its remaining liquid fertilizer assets in Arkansas,

                                    6 of 120

Illinois, Indiana, Minnesota, Ohio and Wisconsin, to CENEX, Inc.
("CENEX"). The transaction resulted in proceeds of $43.0 million which were used primarily for capital expenditures, share repurchases and general corporate purposes. The Company recognized a gain of $20.8 million on the transaction. During the 1996 first quarter, sales and operating revenues attributable to these operations were $13.9 million and operating profit was $2.0 million.

Effective January 1, 1997, MAPCO sold its interest in the natural gas liquids and condensate in the West Panhandle Fields of Texas to Westpan NGL Company, a subsidiary of MESA Operating Company, for $66.0 million. The Company recognized a gain of $66.0 million on the transaction as the interest sold had no book value. As part of the sales agreement, MAPCO was released from its liability for its share of prior natural gas liquids over-takes.


Note 4 - Statements of Cash Flows

Other items not requiring (providing) cash reported in cash flows from operating activities consist of (in millions):


                                                   Three Months
                                                  Ended March 31,
                                                  --------------
                                                  1997      1996
                                                  -----    -----
Net periodic pension credit                       $(0.2)   $  --
Gain on sale of net assets held for sale          (66.0)   (20.8)
Gain on sales of property, plant and equipment       --      (.2)
Minority interest in earnings of subsidiary         1.2      0.9
Litigation and environmental accruals              (0.4)     4.5
Refinery turnaround accrual                         1.1      1.0
Other non-cash income and expense items - net       0.3      0.2
                                                 ------   ------
                                                 $(64.0)  $(14.4)
                                                 ======   ======



                                    7 of 120

Changes in operating assets and liabilities consist of (in millions):


                                          Three Months
                                          Ended March 31,
                                         ----------------
                                          1997      1996
                                         ------    ------
Decrease (increase) in:
  Receivables                            $ 90.0    $(26.4)
  Inventories                              (4.9)      6.8
  Prepaid expenses                          2.9      (4.3)
  Other current assets                      3.3      (5.2)
  Other assets                             (2.9)     (2.9)
Increase (decrease) in:
  Accounts payable                       (148.4)     (9.9)
  Accrued taxes                            33.0      23.8
  Accrued payroll and related expenses    (14.8)     (1.4)
  Other current liabilities                 0.7       3.1
  Other liabilities                        (3.4)     (3.6)
                                         ------    ------
                                         $(44.5)   $(20.0)
                                         ======    ======

Income taxes paid were $6.4 million and $4.6 million for the three months ended March 31, 1997 and 1996, respectively.

Interest paid, net of amounts capitalized, was $3.0 million and $6.9 million for the three months ended March 31, 1997 and 1996, respectively.


Note 5 - Inventories

Inventories are recorded when purchased or manufactured and are stated at the lower of cost or market. As of March 31, 1997 and December 31, 1996, approximately 75% and 57% of inventories, respectively, were determined by the last-in first-out ("LIFO") method. The remaining inventories were determined primarily on a weighted average cost basis.

Inventories consist of (in millions):

                              March 31, December 31,
                               1997        1996
                               ------   ------------

Raw materials - crude oil      $ 25.0      $ 22.1
                               ------      ------

Finished products:
  Refined petroleum products     50.6        27.7
  Natural gas liquids            17.0        36.4
  Retail merchandise             27.7        23.4
                               ------      ------
                                 95.3        87.5
                               ------      ------
Total inventories              $120.3      $109.6
                               ======      ======

The cost to replace crude oil, refined petroleum products and retail merchandise inventories in excess of their LIFO carrying value was

                                    8 of 120
approximately $25.6 million at March 31, 1997 and $37.1 million at December 31, 1996.

Note 6 - Long-Term Debt

Long-term debt consists of (in millions):

                                                       March 31, December 31,
                                                         1997        1996
                                                        -------  ------------
MAPCO Inc.
Commercial paper and bank money market lines            $  12.2    $ 128.4
8.43% ESOP Notes, payable in mortgage type principal
  reductions annually through 2003                         53.3       53.3
Medium Term Notes, various maturities through 2022        391.8      288.8
7.70% senior subordinated, non-redeemable debentures,
  $100 face amount, due 2027                              102.9         --
                                                        -------    -------
                                                          560.2      470.5
                                                        -------    -------
Subsidiaries
Senior Notes:
  8.51% Notes, payable 2007                                15.0       15.0
  8.95% Notes, payable 2012                                35.5       35.5
  8.20% Notes, payable $2.5 annually 2007 through
     2012                                                  15.0       15.0

  8.59% Notes, payable 2017                                14.5       14.5
  8.70% Notes, payable $2.0 annually 2018 through
     2022                                                  10.0       10.0
  6.67% Notes, payable $15.0 annually 2001 through
     2005                                                  75.0       75.0
Other                                                       7.9        8.6
                                                        -------    -------
                                                          172.9      173.6
                                                        -------    -------
                                                          733.1      644.1
Less - current maturities                                 (35.0)     (35.7)
                                                        -------    -------
Long-term debt                                          $ 698.1    $ 608.4
                                                        =======    =======

Interest rates on commercial paper and bank money market lines ranged from 5.20% to 6.09% for the three months ended March 31, 1997, and from 5.18% to 6.15% for the year ended 1996. Commercial paper and bank money market lines outstanding at March 31, 1997, and December 31, 1996, were classified as long-term debt. MAPCO has the ability and the intent, if necessary, under a bank credit agreement to refinance up to $400 million of commercial paper and bank money market lines with long-term debt having maturities in excess of one year.

The bank credit agreement for $400 million expires in March, 2002, and interest on borrowings under the bank credit agreement would be at rates generally less than the prime interest rate. MAPCO must pay a commitment fee to maintain the bank credit agreement. The agreement serves as a back-up for outstanding commercial paper and for borrowings against bank money market lines. As of March 31, 1997, no borrowings were outstanding under the bank credit agreement.

MAPCO had $288.8 million of Medium Term Notes ("Notes") outstanding as of December 31, 1996. The Notes mature at various times through 2022 and bear interest at rates ranging from 7.60% to 8.87%. In March 1997, the Company issued senior subordinated, non-redeemable Medium Term Notes

                                    9 of 120
with a face amount of $100 million, bearing interest at 7.25%, and maturing in 2009. The effective interest rate of these notes was 6.97%.

Also, in March 1997, the Company issued senior subordinated, non-redeemable debentures with a face amount of $100 million, bearing interest at 7.70% and maturing in the year 2027. The effective interest rate of the debentures was 7.54%.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' subsidiaries to MAPCO. At March 31, 1997, $190 million of net assets held by such subsidiaries were restricted by such provisions.

Note 7 - Employee Benefit Plans

MAPCO offers the MAPCO Inc. and Subsidiaries Profit Sharing and Savings Plan ("PSSP") which includes an employee stock ownership feature to eligible employees. With respect to the PSSP, MAPCO recognized compensation expense of $1.0 million and $0.8 million for the three months ended March 31, 1997 and 1996, respectively. Interest expense on PSSP related debt was $1.1 million and $1.2 million for the three months ended March 31, 1997 and 1996, respectively. Dividends on the allocated and unallocated MAPCO common stock held by the PSSP were $0.5 million and $0.6 million for the three months ended March 31, 1997 and 1996, respectively, and will be used for PSSP debt service. At both March 31, 1997, and December 31, 1996, respectively, the PSSP held 1.1 million allocated shares, 2.0 million unallocated shares and 0.3 million shares pending to be allocated. The fair market value of the unallocated shares held by the PSSP at March 31, 1997, and December 31, 1996, was $63.3 million and $69.5 million, respectively.

Note 8 - Other Assets

At March 31, 1997, other assets included goodwill of $110.3 million and investments in unconsolidated affiliates of $78.8 million. At December 31, 1996, other assets included goodwill of $110.0 million and investments in unconsolidated affiliates of $25.9 million.

Note 9 - Stockholders' Equity

On September 10, 1996, MAPCO's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend from shares held as treasury stock, which was distributed on September 30, 1996, to shareholders of record on September 16, 1996. All references in the condensed consolidated financial statements to number of shares and per share amounts of the Company's common stock prior to the split have been restated to reflect the increased number of shares outstanding.

As part of its share repurchase program, the Company has sold equity put options that entitle the holder, at the expiration date, to sell shares of common stock to the Company at a specified price. In 1996, put options for 550,000 shares were issued for $595,500 in premiums which have been accounted for as capital in excess of par value. As of March 31, 1997, the Company had sold equity put options on 1,100,000 shares of MAPCO common stock with an aggregate exercise price of $34.4 million at strike prices ranging from $29.00 to $32.63 per share, with expiration dates ranging from April 1997 to August 1997. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the exercise price and the market price of the

                                   10 of 120

Company's Shares in Lieu of Repurchasing the Stock.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

On December 11, 1996, the Company entered into a seven-year operating lease arrangement to accommodate the acquisition and construction of certain assets. Payments under the lease are based on the amounts spent for acquisition or construction of assets and the applicable interest rate. After the lease term, the arrangement may be extended by agreement of the parties, or the Company may purchase or arrange for the sale of the assets. As of March 31, 1997, $97 million of the $100 million commitment remained available under the lease.

Texas Explosion Litigation

On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility located near Brenham, Texas and owned by an affiliate of the Company, Seminole Pipeline Company ("Seminole"). The Company, as well as Seminole, Mid-America Pipeline Company, MAPCO Natural Gas Liquids Inc., and other non-MAPCO entities were named as defendants in civil action lawsuits filed in state district courts located in four Texas counties. Seminole and the related MAPCO entities have settled in excess of 1,600 claims in these lawsuits. The lawsuits remaining include two in Washington County and the "Dallmeyer" lawsuit which was tried before a jury in Harris County. The Washington County lawsuits each essentially involve house damage claims, which the Company regards as having no merit. In "Dallmeyer", the judgment rendered in March 1996 against defendants Seminole and MAPCO-related entities totaled approximately $72 million which included nearly $65 million of punitive damages awarded to the 21 plaintiffs.

                                   11 of 120

Both plaintiffs and defendants have appealed the "Dallmeyer" judgment to the Court of Appeals for the Fourteenth District of Texas in Harris County. The defendants seek to have the judgment modified in many respects, including the elimination of punitive damages as well as a portion of the actual damages awarded. If the defendants' motions are granted, it will result in an award significantly less than the judgment, or alternatively, a retrial of the case. The plaintiffs have cross appealed and seek to modify the judgment to increase the total award plus interest to exceed $155 million.

Management believes that it has defenses of considerable merit and will vigorously litigate the "Dallmeyer" appeal and other remaining lawsuits and/or seek settlements satisfactory to the Company, but is not able to predict the ultimate outcome of these matters at this time. The Company has accrued a liability representing an estimate of amounts it may incur to finally resolve all litigation and has also recorded a receivable which corresponds to the remainder of its insurance coverage to be reimbursed by its insurance carrier. Management is unable to estimate a range of loss beyond the amount accrued. Resolutions unfavorable to the Company could result in liabilities and charges materially in excess of the amount accrued.

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


                                   12 of 120

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

CASH GENERATION

Cash generation was as follows (in millions):


Three Months Ended March 31,                           1997   1996     Var.
                                                       ----   ----     ----

Net cash provided by (used in) continuing operations   $(16)   $ 35    $(51)
Net cash provided by discontinued operations             --      19     (19)
                                                       ----    ----    ----
Net cash provided by (used in) operating activities     (16)     54     (70)
Net cash provided by (used in) investing activities     (22)     10     (32)
Net cash provided by (used in) financing activities      47     (50)     97
                                                       ----    ----    ----
Cash generation                                        $  9    $ 14    $ (5)
                                                       ====    ====    ====

The $51 million decrease in funds provided by continuing operations in 1997 was primarily attributable to changes in operating assets and liabilities. Accounts payable decreased $139 million because of paying off higher-cost, year-end crude and propane purchases and decreased volumes of crude purchases. Current quarter crude purchases were down due to decreased trading volumes and the mini-turnaround at the Mid-South Refinery. Inventories increased $12 million, primarily at the Mid-South Refinery, due to building refined product inventories in the current quarter in anticipation of the mini-turnaround. Inventories remained high at quarter-end because production of refined products returned faster than expected after the mini-turnaround. Partially offsetting these uses of cash was a decrease in accounts receivable of $116 million. The decrease in receivables was primarily attributable to lower product sales prices in the current quarter, particularly in propane prices, and decreased sales of crude because of reduced trading volumes. Also, Propane Marketing receivables were significantly higher in the 1996 quarter because of strong sales resulting from last year's extremely cold winter.

The decrease in cash provided by discontinued operations reflects the sale of the Coal business in 1996.

Cash flows from investing activities in 1997 included capital expenditures and acquisitions of $35 million, of which $10 million was for capital items necessary to maintain existing operations. Capital expenditures in 1997 included $7 million for the acquisition of Gas Supply Inc., $6 million for the expansion of the alkalization unit and replacement of the fluid catalytic cracker blower at the Mid-South Refinery, $2 million for a new hand-held computer system in the Propane Marketing business unit, $1 million for a gasoline expansion project at

                                   13 of 120
the Alaska Refinery and $1 million for propane tanks. Expenditures for investments in unconsolidated affiliates during the 1997 quarter included $50 million for the Discovery project and $3 million for the Rio Grande Pipeline project. Cash flows from investing activities also included proceeds of $66 million from the sale of the Westpan operations.

Cash flows from investing activities in 1996 include capital expenditures of $32 million, of which $10 million was for capital expenditures for the discontinued Coal operations. Capital expenditures in 1996 also included $14 million for items necessary to maintain existing operations, $4 million for the expansion of the Hobbs Station in west Texas and $4 million for a saturated gas plant expansion at the Mid-South Refinery. Cash from investing activities in 1996 included $43.0 million of proceeds from the sale the Iowa propane operations.

Cash from financing activities in 1997 included the use of $116 million in cash to reduce variable-rate borrowings, $34 million to purchase 1.0 million shares of treasury stock and $9 million for cash dividends. In the first quarter of 1997, MAPCO issued $100 million of senior subordinated notes with a coupon rate of 7.25% that are due in 2009 and $100 million of senior subordinated debentures with a coupon rate of 7.70% that are due in 2027. Cash from financing activities in 1996 included the repurchase of 1,038,400 shares of MAPCO common stock for $29 million, a net decrease in short-term debt of $13 million and the payment of $8 million of dividends.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids'("NGL") subsidiaries to MAPCO. At March 31, 1997 and 1996, $190 million of net assets held by such subsidiaries were restricted by such provisions.

LIQUIDITY AND CAPITAL RESOURCES

MAPCO's primary sources of liquidity are its cash and cash equivalents, internal cash generation, and external financing. At March 31, 1997, MAPCO's cash and cash equivalents were $113 million compared to $105 million at December 31, 1996.

MAPCO's external financing sources include its bank credit agreements, its uncommitted bank credit lines, its ability to issue public or private debt, including commercial paper, and its leasing arrangement. MAPCO's bank credit agreements represent a total committed line of credit of $400 million. The bank credit agreement serves as a back-up for outstanding commercial paper and for borrowings against bank money

                                   14 of 120
market lines. As of March 31, 1997, no borrowings were outstanding under the bank credit agreement.

On December 11, 1996, the Company entered into a seven-year operating lease arrangement to accommodate the acquisition and construction of certain assets. Payments under the lease are based on the amounts spent for acquisition or construction of assets and the applicable interest rate. After the lease term, the arrangement may be extended by agreement of the parties or the Company may purchase or arrange for the sale of the assets. As of March 31, 1997, $97 million of the $100 million commitment remained available under the lease. The Company expects to utilize $40 million of the remaining commitment by December 31, 1997.

As of March 31, 1997, MAPCO had outstanding $289 million of Medium Term Notes issued pursuant to a 1990 shelf registration statement. The aggregate principal amount of $47 million remaining on the 1990 shelf registration statement was de-registered on March 4, 1997. On January 31, 1997, MAPCO filed another shelf registration statement with the SEC providing for the issuance of up to $500 million of debt and equity securities. During the first quarter of 1997, the Company issued $200 million of senior subordinated notes and debentures under this registration statement. The proceeds from this debt issuance were used for general corporate purposes, including funding working capital requirements, capital expenditures, investments in unconsolidated affiliates and reduction of other debt.

At December 31, 1996, the Company was a party to various interest rate swap agreements with financial institutions which effectively changed the Company's interest rate exposure from variable rates to fixed rates on $100 million of debt. In the 1997 first quarter, the Company recognized a $4.3 million gain upon termination of the interest rate swap agreements, which was done concurrently with the pay off of the related debt.

As of March 31, 1997, the Company had sold put options on 1.1 million shares of MAPCO common stock with strike prices ranging from $29.00 to $32.63 per share. The outstanding options have expiration dates ranging from April to August, 1997. MAPCO's Board of Directors have authorized Management to issue put options on up to 1.5 million shares of MAPCO's common stock.

Effective January 1, 1997, MAPCO sold its interest in the liquids in the West Panhandle field to Westpan NGL Company, a subsidiary of MESA Operating Company, for $66 million. The Company recognized a gain of $66 million on the transaction in the first quarter of 1997 as the interest sold had no book basis. As part of the sales agreement, MAPCO was released from its liability for its share of prior natural gas liquids over-takes.


                                   15 of 120

Effective January 1, 1997, MAPCO acquired Gas Supply, Inc., ("Gas Supply") an independent wholesale propane company based in Minneapolis, Minnesota, for approximately $7 million, plus working capital. The acquisition will be used to expand MAPCO's current wholesale propane marketing activities under the trade name "Gas Supply." Gas Supply marketed approximately 120 million gallons of propane in the Central and Northeastern United States in 1996. MAPCO also acquired Gas Supply's related product sales, a construction company, a 40,000-barrel storage facility and a rail car and truck terminal in Rosemont, Minnesota.

On April 2, 1997, MAPCO acquired ACS Data, Ltd., a company with headquarters in Manchester, England, which is a designer and manufacturer of hand-held computers and peripherals.

MAPCO's existing debt and credit agreements contain covenants which limit the amount of additional indebtedness the Company can incur. Management believes, however, that MAPCO has sufficient capacity to fund its anticipated needs.

Capital expenditures in 1997 are currently expected to be about $260 million and investments in unconsolidated affiliates are projected to be approximately $55 million. Capital expenditures in 1997 are expected to include $85 million for capital items necessary to maintain existing operations, $70 million for propane marketing acquisitions and expansions, $40 million for convenience store construction and acquisitions, $25 million for refinery expansion projects and $25 million for pipeline loops and connections. MAPCO expects to utilize cash from operations, short-term funding sources, proceeds from the sale of assets and proceeds from additional borrowings and/or equity securities under the shelf registration statement filed with the SEC in 1997 to meet anticipated 1997 capital expenditures and equity investments. MAPCO's long-term liquidity is expected to increase since cash from operations is anticipated to exceed currently projected capital expenditures, equity investments, environmental projects, debt service and dividends. MAPCO anticipates that future excess internal cash generation will be used primarily for debt reduction and to fund new capital projects.




                                   16 of 120

RESULTS OF OPERATIONS

Sales and operating revenues were as follows:



                                Sales and Operating Revenues
                                ------------------------------
                                        (in millions)
Three Months Ended March 31,      1997       1996    Variance
                                -------    -------    -------
  Natural Gas Liquids          $ 200.3    $ 165.3    $  35.0
  Propane Marketing              156.6      139.7       16.9
  Petroleum Refining             469.1      345.5      123.6
  Retail Petroleum               176.3      156.4       19.9
  Other                           17.3         --       17.3
  Eliminations                   (88.4)     (65.4)     (23.0)
                               -------    -------    -------
                               $ 931.2    $ 741.5    $ 189.7
                               =======    =======    =======

The $189.7 million increase in sales and operating revenues was due to increased sales by all of MAPCO's operating units.

Natural Gas Liquids' sales increased by $35.0 million due to increased trading sales and pipeline revenues, partially offset by lower Westpan and Eagle Oil sales and operating revenues. Trading sales increased $32.1 million due primarily to higher prices for NGL's compared to the 1996 quarter. Strong ethane recoveries throughout the entire first quarter of 1997 compared to two months of strong recoveries in 1996 was the principal reason for the $5.7 million increase in pipeline revenues. Pipeline revenues from the home heating markets were reduced $2.5 million as warm weather in the current quarter resulted in reduced shipments of propane. Westpan and Eagle Oil sales decreased by $2.7 million as those operations were sold or shut-down on January 1, 1997 and January 1, 1996, respectively. Overall, $32.9 million of Natural Gas Liquids' sales increase was due to higher prices and $2.1 million was due to increased volumes.

Propane Marketing sales increased $16.9 million; however, excluding the Iowa retail operations which were sold at the end of the 1996 first quarter, revenues increased $30.2 million. Wholesale propane sales increased $17.0 million primarily due to the acquisition of Gas Supply Inc. in January 1997. Retail propane sales increased $13.2 million due to higher sales prices, which more than offset the impact of decreased volumes due to warmer-than-normal weather patterns in the current quarter, and increased supply volumes. Overall, $24.7 million of the $30.2 million increase in sales was attributable to increased prices and $5.5 million was attributable to increased volumes.

Petroleum Refining sales increased $123.6 million reflecting increased sales by both the Mid-South and Alaska Refineries. Sales at the Mid-South Refinery increased $95.4 million as volumes increased 23,723

                                   17 of 120
barrels per day and average product prices increased 15.2%. The volume increase was attributable to the expansion of Mid-South's marketing area into the Ohio River Valley and more aggressive marketing in the Memphis area. Sales at the Alaska Refinery increased $28.2 million as volumes increased 3,651 barrels per day and average sales prices increased 23.9%. The increased volumes primarily reflect strong demand for jet and diesel fuel. Overall, $68.4 million of Petroleum Refining's $123.6 million sales increase was attributable to increased prices while $55.2 million was attributable to increased volumes.

Retail Petroleum sales increased $19.9 million due to increased sales of gasoline and diesel fuel. Gasoline revenues increased $13.1 million as prices increased 10.7% and volumes increased 4.3 million gallons. The increase in gasoline volumes reflects a more competitive pricing strategy. Diesel revenues increased $6.6 million as prices increased 13.5% and volumes increased 1.8 million gallons. The increase in diesel volumes was primarily attributable to additional truck traffic at MAPCO's travel centers. Overall, $13.0 million of the $19.9 million increase in sales was attributable to increased prices and $6.9 million was due to increased volumes.

Other sales of $17.3 million included trading sales of crude and NGLs by one of MAPCO's newly-formed companies, MAPCO Canada Energy Inc.

Outside purchases and operating expenses increased $193.6 million in the first quarter of 1997 as compared to 1996. Details by business unit are as follows (in millions):


                             Three Months Ended March 31,
                      ------------------------------------------
                              1997                  1996               Variance
                      -------------------   --------------------  --------------------
                       Outside   Operating   Outside   Operating   Outside   Operating
                      Purchases   Expense   Purchases   Expense   Purchases   Expense
                      --------   --------   ---------  ---------  ---------  ---------
Natural Gas Liquids   $  118.9   $   31.3   $   91.1   $   24.6   $   27.8   $    6.7
Propane Marketing         99.2       22.5       74.7       22.8       24.5        (.3)
Petroleum Refining       416.0       23.9      303.0       24.9      113.0       (1.0)
Retail Petroleum          78.7       20.9       75.0       19.1        3.7        1.8
Other                     17.1         .3         --         --       17.1         .3
                      --------   --------   --------   --------   --------   --------
                      $  729.9   $   98.9   $  543.8   $   91.4   $  186.1   $    7.5
                      ========   ========   ========   ========   ========   ========

Natural Gas Liquids' outside purchases increased $27.8 million primarily as a result of increased trading purchases which were caused by higher NGL market prices in the current quarter. Operating expenses increased $6.7 million due to increased pipeline and fractionation expenses, partially offset by lower Westpan and Eagle Oil expenses. The increase in pipeline and fractionation expenses was primarily due to increased power costs reflecting higher natural gas prices in the current quarter. Westpan and Eagle Oil expenses decreased because those operations were sold or shut-down since the first quarter of last year.


                                   18 of 120

Propane Marketing's outside purchases increased $24.5 million; however, excluding the Iowa operations, outside purchases increased $33.4 million. Retail propane purchases increased $43.5 million, partially offset by a $10.1 million decrease in wholesale propane purchases. The increase in retail purchases was primarily attributable to an 86.5% increase in wholesale costs and increased supply volumes, partially offset by decreased retail sales volumes. Wholesale purchases decreased as lower costs, resulting from the acquisition of Gas Supply Inc., more than offset an increase in volumes. Operating expenses were essentially unchanged; however, excluding the Iowa operations, operating expenses increased $2.5 million. The increase was primarily due to increased salary and benefit costs, partially attributable to the Gas Supply acquisition.

Petroleum Refining's outside purchases increased $113.0 million. The Mid-South Refinery's purchases increased $89.1 million due primarily to increased purchases of refined product to meet sales demand during a two-week shut-down of the refinery in the current quarter to expand the alkalization unit and replace the air blower on the fluid catalytic cracker unit. Also, crude purchases increased because throughput barrels increased 1,686 barrels per day and crude prices increased 15.3%. Alaska's outside purchases increased $23.9 million as higher crude price accounted for $18.3 million of the increase, with the remainder attributable to increased throughput volumes. Operating expenses were $1.0 million favorable due to decreased Mid-South expenses, primarily attributable to the two-week mini-turnaround.

Retail Marketing's outside purchases increased $3.7 million. Including the amounts purchased from the Petroleum Refining business unit which are not reflected in the above table due to eliminations, purchases increased $18.3 million. Gasoline purchases increased $13.3 million due to a 13.5% increase in wholesale prices and an increase of 4.3 million gallons purchased which was attributable to the increase in sales volumes. Diesel purchases increased $5.9 million due to a 12.4% increase in wholesale prices and an increase of 1.8 million gallons purchased because of increased sales volumes. Operating expenses increased $1.8 million principally because of general increases in several expense categories and because the store count increased by two over the first quarter of last year.

Other outside purchases of $17.1 million reflect crude and NGL purchases by MAPCO Canada Energy Inc.

Selling, general and administrative expenses increased $3.4 million due to establishing, in August 1996, the Marketing and Business Development department to develop new business opportunities for the Company, and because of increased legal and outside services expenses.


                                   19 of 120

Interest expense was $12.1 million in the first quarter of 1997 compared to $15.0 million in 1996. The $2.9 million decrease primarily reflects lower variable rate debt expense which was reduced by the proceeds from the sale of the Coal Segment and the Westpan operations.

The $66.0 million gain on the sale of assets in the current quarter reflects the gain on sale of the Westpan operations. The $20.8 million gain in 1996 was the gain on sale of the fertilizer and Iowa propane operations.

Other income in the current quarter includes a $4.3 million gain on the termination of the interest rate swap agreements and investment income from a portion of the proceeds from the Coal and Westpan sales.

The effective income tax rate for the first quarter of 1997 was 39.3% compared to 37.2% in the first quarter of 1996. The difference between the statutory Federal income tax rate of 35% and the effective income tax rate was primarily due to state income taxes.

Operating profit for the three months ended March 31, 1997 and 1996 is detailed below (in millions):


                       1997      1996   Variance
                      ------    ------  --------
Natural Gas Liquids   $105.2    $ 35.6  $ 69.6
Propane Marketing       12.9      49.2   (36.3)
Petroleum Refining      16.4       8.1     8.3
Retail Petroleum         3.9       5.1    (1.2)
Other                    (.2)       --     (.2)
                      ------    ------  ------
                      $138.2    $ 98.0  $ 40.2
                      ======    ======  ======

Natural Gas Liquids' current quarter operating profit includes a $66.0 million gain on the sale of the Westpan operations. Excluding this gain, operating profit increased $3.6 million primarily as a result of increased pipeline profits. The improvement in pipeline profits reflects strong revenues resulting from favorable ethane recoveries and a full quarter of operations on the Rocky Mountain extension compared to last year's first quarter start-up of that line.

Propane Marketing's operating profit in the 1996 quarter included a $20.8 million gain on the sale of the Iowa propane operations and $1.3 million of profit from operating those assets. Excluding this gain and the income from those divested assets, operating profit decreased $14.2 million. The decrease in operating profit was primarily due to lower sales volumes attributable to the warmer-than-normal weather conditions in the current quarter compared to record cold average temperatures last year.

Petroleum Refining's operating profit increased $8.3 million as profits

                                   20 of 120
from both the Mid-South and Alaska Refineries have increased over last year. Profits at the Mid-South Refinery increased $4.6 million due to increased sales volumes and lower expenses, which more than offset the impact of lower margins. Sales volumes increased 23,723 barrels per day and expenses decreased by $2.0 million, primarily because of lower operating costs while the refinery was shut-down for two weeks for a mini-turnaround. Margins decreased $0.09 per barrel principally due to the purchasing higher-cost refined products to meet sales demand during the mini-turnaround. Profits at the Alaska Refinery increased $3.7 million due to increased sales volumes and margins which more than offset the impact of increased expenses. Sales volumes increased 3,651 barrels per day and margins increased $0.72 per barrel as sales prices increased more than the increase in crude costs. Expenses increased $0.6 million primarily because of an increase in the price of refinery fuel and other volume-related costs.

Retail Marketing's operating profit decreased $1.2 million primarily because increased expenses more than offset the impact of increased diesel and merchandise profits. Expenses increased principally due to general increases in several expense categories and because the store count increased by two over the first quarter of last year. Diesel profits increased as volumes increased
1.8 million gallons and margins increased 1.5 cents per gallon. The increase in merchandise profits was primarily attributable to the increase in margins from 30.4% in the 1996 quarter to 32.1% in the current quarter.

Income from continuing operations was $72.7 million or $1.32 per share in the 1997 quarter compared to $47.4 million or $0.82 per share in the 1996 quarter. Excluding the impact of the Westpan gain on current quarter operations and the gain on the sale of Iowa propane operations on the 1996 quarter, income from continuing operations was $32.8 million or $0.60 per share in the 1997 quarter compared to $34.3 million or $0.59 per share in the 1996 quarter. Average common shares outstanding were 55.2 million in 1997 and 58.1 million in 1996.


                                   21 of 120

                                    PART II
                               OTHER INFORMATION



Item 6.        Exhibits and Reports on Form 8-K

     (a).      Exhibits

               Exhibit 4 - CREDIT AGREEMENT dated as of March 25, 1997, among MAPCO INC., a Delaware corporation (the "Borrower"), the LENDERS party thereto, and THE CHASE MANHATTAN BANK, as Administrative Agent.

               Exhibit 11 - Statement Regarding Computation of Per Share
               Earnings.

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

               Exhibit 27 - Financial Data Schedule.


     (b).      Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the first quarter of 1997.

                                   22 of 120

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        MAPCO Inc.



Date: May 10, 1997                      /s/ PHILIP W. BAXTER
      ----------------                  ----------------------------------
                                        Philip W. Baxter
                                        Executive Vice President and
                                        Chief Financial Officer




Date: May 10, 1997                      /s/ GORDON E. SCHAECHTERLE
      ----------------                  ----------------------------------
                                        Gordon E. Schaechterle
                                        Vice President, Controller
                                        and Tax Counsel








                                   23 of 120

                               INDEX TO EXHIBITS

                                                                        Page
                                                                        Number
                                                                        ------
Exhibit 4     CREDIT AGREEMENT dated as of March 25, 1997,
              among MAPCO INC., a Delaware corporation
              (the "Borrower"), the LENDERS party thereto,
              and THE CHASE MANHATTAN BANK, as
              Administrative Agent.                                     25-116


Exhibit 11    Statement Regarding Computation of per
              Share Earnings.                                          117-118

Exhibit 12    Computation of Ratio of Earnings to Fixed
              Charges.                                                     119

Exhibit 27    Financial Data Schedule.                                     120