Form 10-Q
period 1997-06-30
MAPCO INC
filed 1997-08-11
CIK 62142

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        June 30, 1997
                               ---------------------------


Commission file number       1-5254
                       -------------------

                                   MAPCO Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                         73-0705739
--------------------------------------------                -------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)

1800 South Baltimore Avenue, Tulsa, Oklahoma                       74119
--------------------------------------------                -------------------
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

On August 1, 1997, 54,262,064 shares of MAPCO Inc. Common Stock, $1 par value, were outstanding.

                                    1 of 64

                                   MAPCO Inc.

                                     Index


                                                            Page Number
                                                            -----------
PART I.   Financial Information:

      Condensed Consolidated Statements of Income
      for the three and six months ended June 30, 1997
      and 1996 (Unaudited)                                        3

      Condensed Consolidated Balance Sheets,
      June 30, 1997 (Unaudited) and
      December 31, 1996                                           4

      Condensed Consolidated Statements of Cash
      Flows for the six months ended June 30,
      1997 and 1996 (Unaudited)                                   5

      Notes to Condensed Consolidated Financial
      Statements                                                6 - 14

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations            15 - 30

PART II.  Other Information:

      Submission of Matters to a Vote of Security
      Holders                                                    31

      Exhibits and Reports on Form 8-K                           32

      Signatures                                                 33


                                    2 of 64

                                     PART I
                             FINANCIAL INFORMATION
                                   MAPCO INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  In Millions
                            except per share amounts
                                  (Unaudited)


                                                     Three Months               Six Months
                                                    Ended June 30,            Ended June 30,
                                                ---------------------    ----------------------
                                                   1997        1996         1997         1996
                                                ---------   ---------    ---------    ---------
Sales and Operating Revenues (1)                $   854.3   $   782.7    $ 1,785.5    $ 1,524.2
                                                ---------   ---------    ---------    ---------

Expenses:
  Outside purchases and operating
    expenses (1)                                    778.1       705.0      1,606.9      1,340.2
  Selling, general and administrative                24.5        15.6         43.1         30.8
  Depreciation and amortization                      21.0        19.9         41.6         39.8
  Interest and debt expense                          14.6        14.6         26.7         29.6
  Gain on sale of net assets held for
    sale (Note 3)                                       -           -        (66.0)       (20.8)
  Other income                                       (2.0)        (.9)        (6.6)         (.8)
                                                ---------   ---------    ---------    ---------
                                                    836.2       754.2      1,645.7      1,418.8
                                                ---------   ---------    ---------    ---------

Income from Continuing Operations before
  Provision for Income Taxes and Minority
  Interest                                           18.1        28.5        139.8        105.4
                                                ---------   ---------    ---------    ---------

Provision for Income Taxes:
  Current                                            (1.2)        8.2         47.7         34.7
  Deferred                                            7.5         2.0          6.4          4.1
                                                ---------   ---------    ---------    ---------
                                                      6.3        10.2         54.1         38.8
                                                ---------   ---------    ---------    ---------

Income from Continuing Operations before
  Minority Interest                                  11.8        18.3         85.7         66.6
Minority Interest in Earnings of Subsidiaries        (1.1)        (.5)        (2.3)        (1.4)
                                                ---------   ---------    ---------    ---------
Income from Continuing Operations                    10.7        17.8         83.4         65.2
                                                ---------   ---------    ---------    ---------

Discontinued Operations (Note 2):
  Income from discontinued Coal operations,
    net of income taxes                                 -         6.7            -         14.5
  Loss on disposal of the Coal operations,
    including operating income of $2.0
    million during phase-out period, net of
    income tax benefit                                  -       (45.5)           -        (45.5)
                                                ---------   ---------    ---------    ---------

Loss from Discontinued Operations                       -       (38.8)           -        (31.0)
                                                ---------   ---------    ---------    ---------

Net Income (Loss)                               $    10.7   $   (21.0)   $    83.4    $    34.2
                                                =========   =========    =========    =========


Earnings (Loss) per Common Share:
  Income from continuing operations             $     .20   $     .31    $    1.52    $    1.13
  Net income (loss)                             $     .20   $    (.36)   $    1.52    $    0.59
Weighted Average Common Shares Outstanding           54.3        57.7         54.8         57.9
Cash Dividends per Common Share                 $     .15   $     .13    $     .30    $     .25

See Notes to Condensed Consolidated Financial Statements.

(1) Includes consumer excise taxes of $39.2 million and $75.8 million for the three and six months ended June 30, 1997, respectively, and $40.8 million and $77.5 million for the three and six months ended June 30, 1996, respectively.


                                    3 of 64

                                   MAPCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  In Millions

                                                      June 30, 1997  December 31,
                                                       (Unaudited)      1996
                                                      -------------  ------------
Current Assets:
  Cash and cash equivalents                             $     41.7    $    104.8
  Receivables                                                296.3         372.0
  Inventories (Note 5)                                       153.2         109.6
  Prepaid expenses                                            27.1          22.8
  Other current assets                                         6.9           9.9
                                                        ----------    ----------

      Total current assets                                   525.2         619.1
                                                        ----------    ----------

Property, Plant and Equipment, at cost                     2,210.0       2,154.2
  Less - accumulated depreciation and amortization          (810.5)       (797.3)
                                                        ----------    ----------
                                                           1,399.5       1,356.9
                                                        ----------    ----------

Intangible Assets (Note 8)                                   136.6         113.9
Other Assets (Note 8)                                        154.6          80.8
                                                        ----------    ----------
                                                             291.2         194.7
                                                        ----------    ----------

                                                        $  2,215.9    $  2,170.7
                                                        ==========    ==========

Current Liabilities:
  Current maturities of long-term debt                  $     28.6    $     35.7
  Accounts payable                                           323.3         411.9
  Accrued taxes                                               43.2          60.8
  Accrued payroll and related expenses                        23.1          27.9
  Other current liabilities                                   40.9          52.3
                                                        ----------    ----------
      Total current liabilities                              459.1         588.6
                                                        ----------    ----------

Long-Term Debt, excluding current maturities (Note 6)        757.9         608.4
                                                        ----------    ----------

Other Liabilities                                             60.7          67.9
                                                        ----------    ----------

Deferred Income Taxes                                        263.4         257.1
                                                        ----------    ----------

Minority Interest                                             28.9          28.4
                                                        ----------    ----------

Commitments and Contingencies (Note 10)
                                                        ----------    ----------

Equity Put Options on Common Stock (Note 9)                   24.0          16.7
                                                        ----------    ----------

Stockholders' Equity (Notes 7 & 9):
  Common stock                                                63.1          63.0
  Capital in excess of par value                              94.4          96.2
  Retained earnings                                          786.4         719.0
                                                        ----------    ----------
                                                             943.9         878.2

  Cumulative foreign exchange translation adjustment           (.1)            -
  Treasury stock, at cost                                   (268.7)       (221.4)
  Loan to ESOP                                               (53.2)        (53.2)
                                                        ----------    ----------
                                                             621.9         603.6
                                                        ----------    ----------

                                                        $  2,215.9    $  2,170.7
                                                        ==========    ==========

See Notes to Condensed Consolidated Financial Statements.


                                    4 of 64

                                   MAPCO INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In Millions
                                  (Unaudited)


                                                                 Six Months
                                                               Ended June 30,
                                                             ------------------
                                                               1997       1996
                                                             -------    -------
Operating Activities:
  Net income                                                 $  83.4    $  34.2
  Reconciliation of net income to net cash
    provided by continuing operations:
      Loss from discontinued operations (Note 2)                   -       31.0
      Depreciation and amortization                             41.6       39.8
      Provision for deferred income taxes                        6.4        4.1
      Other items not providing cash (Note 4)                  (58.5)     (10.5)
      Changes in operating assets and liabilities (Note 4)     (87.9)     (56.9)
                                                             -------    -------
          Net cash provided by (used in) continuing
            operations                                         (15.0)      41.7
          Net cash provided by discontinued operations
            (Note 2)                                               -       30.3
                                                             -------    -------
          Net cash provided by (used in) operating
            activities                                         (15.0)      72.0
                                                             -------    -------

Investing Activities:
  Capital expenditures and acquisitions, net of
    liabilities assumed:
      Continuing operations -
        Capital expenditures                                   (60.6)     (58.2)
        Acquisitions                                           (51.1)      (4.9)
      Discontinued operations (Note 2)                             -      (17.2)
  Proceeds from net assets held for sale (Note 3)               66.0       43.0
  Proceeds from sales of property, plant and equipment            .6        5.4
  Investments in unconsolidated affiliates (Note 8)            (78.9)      (2.2)
                                                             -------    -------
          Net cash used in investing activities               (124.0)     (34.1)
                                                             -------    -------

Financing Activities:
  Purchase of common stock                                     (50.2)     (30.9)
  Increase (Decrease) in borrowings                            (52.4)      19.6
  Dividends paid                                               (16.8)     (15.0)
  Issuance of long-term debt                                   208.6        3.8
  Payments on long-term debt                                   (13.9)      (0.5)
  Other                                                           .6         .6
                                                             -------    -------
          Net cash provided by (used in) financing
            activities                                          75.9      (22.4)
                                                             -------    -------

Increase (Decrease) in Cash and Cash Equivalents               (63.1)      15.5

Cash and Cash Equivalents, January 1                           104.8       33.3
                                                             -------    -------

Cash and Cash Equivalents, June 30                           $  41.7    $  48.8
                                                             =======    =======


See Notes to Condensed Consolidated Financial Statements.


                                    5 of 64

                                   MAPCO INC.
              Notes to Condensed Consolidated Financial Statements


Note 1 - In the opinion of Management, the accompanying condensed consolidated financial statements of MAPCO Inc. and its subsidiaries ("MAPCO" or the "Company") contain all adjustments necessary to present fairly the financial position as of June 30, 1997 (unaudited) and December 31, 1996, the results of operations for the three and six months ended June 30, 1997 and 1996 (both unaudited) and the cash flows for the six months ended June 30, 1997 and 1996 (both unaudited). Certain reclassifications have been made to prior year amounts to conform to current year presentations. All significant intercompany accounts and transactions have been eliminated.

In the first quarter of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which is effective for year-end 1997. In the second quarter of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which are effective for year-end 1998. These statements are not expected to have a material impact on the Company's financial statements.

Futures, swaps and option contracts are used to hedge against the risk of price changes of crude oil, refined petroleum products, and natural gas liquids. Contracts that are correlated to price movements of crude oil, refined petroleum products and natural gas liquids inventories, or to price movements of anticipated purchases and sales of such inventories, are treated as hedges and accounted for under the deferral method, in which gains and losses from the change in value of the contracts are deferred and recognized in conjunction with the earnings on the hedged inventories or anticipated transactions. Contracts which do not qualify as hedges are classified as speculative and are marked-to-market at the end of each month. Gains or losses on contracts which no longer qualify as hedges because the hedged item has been sold or the anticipated transaction is no longer deemed likely to occur are recognized in current earnings. When recognized in accordance with the above policies, gains and losses on commodity contracts are reported as "outside purchases and other operating expenses" in the consolidated statements of income.

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

Note 2 - Discontinued Operations

In June 1996, the Company concluded it would sell substantially all of its Coal business. In July 1996, the Company signed an agreement with Alliance Coal Corporation, a corporation formed by The Beacon Group Energy


                                    6 of 64

Investment Fund L.P. to sell substantially all of the net assets of the Coal business. The transaction was completed on September 10, 1996, with an effective date of July 31, 1996. As a result, operations of the Coal business for prior periods have been shown as discontinued in the condensed consolidated financial statements. In connection with the sale, the Company made guarantees, indemnifications and representations for certain specified matters. Management of the Company does not expect these guarantees, indemnifications and representations to have any material impact on the Company's results of operations, financial position or cash flow.

Income from discontinued operations includes income tax expense of $2.5 million and $4.8 million for the three and six months ended June 30, 1996, respectively. The loss on disposal of the Coal business is net of an income tax benefit of $29.5 million. The Coal segment's sales and operating revenues were $113.0 million and $237.3 million for the three and six months ended June 30, 1996, respectively.


Note 3 - Gain on Net Assets Held for Sale

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

In March 1996, the Company sold its Iowa propane and liquid fertilizer assets as well as its remaining liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin, to CENEX Inc. ("CENEX"). The transaction resulted in proceeds of $43.0 million and the Company recognized a gain of $20.8 million on the transaction. Sales and operating revenues attributable to these operations were $9.9 million and $23.8 million for the three and six months ended June 30, 1996, respectively, and operating profit was $0.7 million and $2.7 million for the three and six months ended June 30, 1996, respectively.


Note 4 - Statements of Cash Flows

Other items not requiring (providing) cash reported in cash flows from operating activities consist of (in millions):


                                    7 of 64

                                                     Six Months
                                                   Ended June 30,
                                                --------------------
                                                  1997        1996
                                                --------    --------
Net periodic pension expense (credit)           $    (.3)   $    1.8
Gain on sale of net assets held for sale           (66.0)      (20.8)
(Gain)/Loss on sales of property, plant and
  equipment                                          1.2        (0.8)
Minority interest in earnings of subsidiaries        2.3         1.4
Litigation and environmental accruals                1.6         5.4
Refinery turnaround accrual                          2.1         2.1
Other non-cash income and expense items - net        0.6         0.4
                                                --------    --------
                                                $  (58.5)   $  (10.5)
                                                ========    ========

Changes in operating assets and liabilities consist of (in millions):

                                               Six Months
                                             Ended June 30,
                                         --------------------
                                           1997        1996
                                         --------    --------
Decrease (increase) in:
  Receivables                            $   85.1    $  (36.0)
  Inventories                               (36.4)      (42.7)
  Prepaid expenses                           (4.3)       (1.7)
  Other current assets                        2.9        (3.7)
  Other assets                               (2.0)       (2.9)
Increase (decrease) in:
  Accounts payable                         (102.5)       35.9
  Accrued taxes                             (17.0)       (0.6)
  Accrued payroll and related expenses       (4.7)        3.5
  Other current liabilities                  (0.9)       (5.5)
  Other liabilities                          (8.1)       (3.2)
                                         --------    --------
                                         $  (87.9)   $  (56.9)
                                         ========    ========

Income taxes paid were $67.5 million and $44.7 million for the six months ended June 30, 1997 and 1996, respectively.

Interest paid, net of amounts capitalized, was $21.2 million and $31.0 million for the six months ended June 30, 1997 and 1996, respectively.

During 1997, the Company issued 103,115 shares of treasury stock with a fair value of $2.9 million in conjunction with its purchase of two retail propane businesses.


Note 5 - Inventories

Inventories are recorded when purchased, produced or manufactured and are stated at the lower of cost or market. As of June 30, 1997, and December 31, 1996, approximately 68% and 57% of inventories, respectively, were


                                    8 of 64
determined by the last-in first-out ("LIFO") method. The remaining inventories were determined primarily on a weighted average cost basis.

Inventories consist of (in millions):

                                           June 30,  December 31,
                                             1997       1996
                                           --------  -----------
Raw materials - crude oil                  $   45.9   $   22.1
                                           --------   --------

Finished products:
  Refined petroleum products                   42.6       27.7
  Natural gas liquids and other products       32.3       36.4
  Retail merchandise                           32.4       23.4
                                           --------   --------
                                              107.3       87.5
                                           --------   --------
Inventories                                $  153.2   $  109.6
                                           ========   ========

The cost to replace crude oil, refined petroleum products and retail merchandise inventories in excess of their lifo carrying value was approximately $17.3 million at June 30, 1997 and $37.1 million at December 31, 1996.


Note 6 - Long-term Debt

Long-term debt consists of (in millions):

                                                          June 30,  December 31,
                                                            1997       1996
                                                          --------  ------------
MAPCO Inc.
Commercial paper and bank money market lines              $   76.0    $  128.4
8.43% ESOP Notes, payable in mortgage type
  principal reductions annually through 2003                  53.2        53.3
Medium Term Notes, various maturities through 2022           381.9       288.8
7.70% subordinated, non-redeemable debentures,
  $100 face amount, due 2027                                 102.9           -
                                                          --------    --------
                                                             614.0       470.5
                                                          --------    --------
Subsidiaries
Senior Notes:
  8.51% Notes, payable 2007                                   15.0        15.0
  8.95% Notes, payable 2012                                   35.5        35.5
  8.20% Notes, payable $2.5 annually 2007 through 2012        15.0        15.0
  8.59% Notes, payable 2017                                   14.5        14.5
  8.70% Notes, payable $2.0 annually 2018 through 2022        10.0        10.0
  6.67% Notes, payable $15.0 annually 2001 through 2005       75.0        75.0
Other                                                          7.5         8.6
                                                          --------    --------
                                                             172.5       173.6
                                                          --------    --------
                                                             786.5       644.1
Less - current maturities                                    (28.6)      (35.7)
                                                          --------    --------
Long-term debt                                            $  757.9    $  608.4
                                                          ========    ========


                                    9 of 64

Interest rates on commercial paper and bank money market lines ranged from 5.20% to 6.60% for the first six months of 1997 and from 5.18% to 6.15% during the first six months of 1996. Commercial paper and bank money market lines outstanding at June 30, 1997 and December 31, 1996, were classified as long-term debt. MAPCO has the ability and the intent, if necessary, under a bank credit agreement to refinance up to $400 million of commercial paper and bank money market lines with long-term debt having maturities in excess of one year.

The bank credit agreement for $400 million expires in March, 2002, and interest on borrowings under the bank credit agreement would be at rates generally less than the prime interest rate. MAPCO must pay a commitment fee to maintain the bank credit agreement. The agreement serves as a back-up for outstanding commercial paper and for borrowings against bank money market lines. As of June 30, 1997, no borrowings were outstanding under the bank credit agreement.

MAPCO had $288.8 million of Medium Term Notes outstanding as of December 31, 1996. These notes mature at various times through 2022 and bear interest at rates ranging from 7.60% to 8.87%. In March 1997, the Company issued senior subordinated, non-redeemable Medium Term Notes with a face amount of $100 million, bearing interest at 7.25%, and maturing in 2009. The effective interest rate at issuance on these notes was 6.97%.

Also, in March 1997, the Company issued senior subordinated, non-redeemable debentures with a face amount of $100 million, bearing interest at 7.70% and maturing in the year 2027. The effective interest rate at time of issuance was 7.54%.

MAPCO had unamortized debt issuance cost of $3.7 million as of June 30, 1997, and $1.6 million as of December 31, 1996.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' subsidiaries to MAPCO. At June 30, 1997, $190 million of net assets held by such subsidiaries were restricted by such provisions.


Note 7 - Employee Benefit Plans

MAPCO offers the MAPCO Inc. and Subsidiaries Profit Sharing and Savings Plan ("PSSP") which includes an employee stock ownership feature to eligible employees. With respect to the PSSP, MAPCO recognized compensation expense of $0.9 million and $0.8 million for the three months ended June 30, 1997 and 1996, respectively, and $1.9 million and $1.6 million for the six months ended June 30, 1997 and 1996, respectively. Interest expense on PSSP related debt was $1.1 million and $1.2 million


                                    10 of 64
for the three months ended June 30, 1997 and 1996, respectively, and $2.2 million and $2.4 million for the six months ended June 30, 1997 and 1996, respectively. Dividends on both the allocated and unallocated MAPCO common stock held by the PSSP were $0.5 million for the three months ended June 30, 1997 and 1996. Dividends on the allocated and unallocated MAPCO common stock held by the PSSP were $1.0 million and $1.1 million for the six months ended June 30, 1997, and 1996, respectively. Dividends on the allocated and unallocated MAPCO common stock held by the PSSP are used for PSSP debt service. At June 30, 1997, and December 31, 1996, respectively, the PSSP held 1.2 million and 1.1 million allocated shares, 2.0 million and 2.0 million unallocated shares, and 0.2 million and 0.3 million shares pending to be allocated. The fair market value of the unallocated shares held by the PSSP at June 30, 1997, and December 31, 1996, was $64.4 million and $69.5 million, respectively.


Note 8 - Intangible Assets and Other Assets

At June 30, 1997, intangible assets included goodwill of $127.2 million and other assets included investments in unconsolidated affiliates of $104.8 million. At December 31, 1996, intangible assets included goodwill of $109.9 million and other assets included investments in unconsolidated affiliates of $25.9 million.


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

As part of its share repurchase program, the Company has sold equity put options that entitle the holder, at the expiration date, to sell shares of common stock to the Company at a specified price. In 1996, put options for 550,000 shares, with an aggregate exercise value of $16.7 million, were issued for $595,500 in premiums, which have been accounted for as capital in excess of par value. As of June 30, 1997, the Company had outstanding equity put options on 750,000 shares of MAPCO common stock with an aggregate exercise value of $24.0 million at strike prices ranging from $29.00 to $32.63 per share and expiration dates ranging from July 1997 to December 1997. The put options issued in 1997 were sold for $540,000 in premiums which were accounted for as capital in excess of par value. In the event the outstanding options are exercised, the Company


                                    11 of 64
may elect to pay the holder in cash the difference between the exercise price and the market price of the Company's shares in lieu of repurchasing the stock.

Note 10 - Commitments and Contingencies

Leases

On December 11, 1996, the Company entered into a seven-year operating lease arrangement to accommodate the acquisition and construction of certain assets. Payments under the lease are based on the amounts spent for acquisition or construction of assets and the applicable interest rate. After the lease term, the arrangement may be extended by agreement of the parties or the Company may purchase or arrange for the sale of the assets. As of June 30, 1997, all of the $100 million commitment remained available under the lease.

Texas Explosion Litigation

On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility located near Brenham, Texas and owned by an affiliate of the Company, Seminole Pipeline Company ("Seminole"). The Company, as well as Seminole, Mid-America Pipeline Company, MAPCO Natural Gas Liquids Inc. and other non-MAPCO entities were named as defendants in civil actions filed in state district courts located in four Texas counties. Seminole and the related MAPCO entities have settled in excess of 1,600 claims in these lawsuits. The lawsuits remaining include two in Washington County and the DALLMEYER lawsuit which was tried before a jury in Harris County. The Washington County lawsuits each essentially involve house damage claims, which the Company regards as having no merit. In DALLMEYER, the judgment rendered in March 1996 against defendants Seminole and MAPCO-related entities totaled approximately $72 million which included nearly $65 million of punitive damages awarded to the 21 plaintiffs.

Both plaintiffs and defendants have appealed the DALLMEYER judgment to the Court of Appeals for the Fourteenth District of Texas in Harris County. The defendants seek to have the judgment modified in many respects, including the elimination of punitive damages as well as a portion of the actual damages awarded. If the defendant's motions are granted, it will result in an award significantly less than the judgment, or alternatively, retrial of the case. The plaintiffs have cross appealed and seek to


                                    12 of 64
modify the judgment to increase the total award plus interest to exceed $155 million.

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

The Company believes that complete resolution of the Seminole loop/Aquila-LaGrange line litigation will not have a material adverse effect on the Company's business, results of operations, financial position or cash flows.

General Litigation

The Company and its subsidiaries are involved in various other lawsuits, claims and regulatory proceedings incidental to their businesses. In the opinion of Management, the outcome of such matters will not have a material adverse effect on the Company's business, results of operations, financial position or cash flows.


                                    13 of 64

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Cash Generation


Six Months Ended June 30,                                1997        1996        Var.
                                                       --------    --------    --------
Net cash provided by (used in) continuing operations   $    (15)   $     42    $    (57)
Net cash provided by discontinued operations                  -          30         (30)
                                                       --------    --------    --------
Net cash provided by (used in) operating activities         (15)         72         (87)
Net cash provided by (used in) investing activities        (124)        (34)        (90)
Net cash provided by (used in) financing activities          76         (22)         98
                                                       --------    --------    --------
Cash generation (usage)                                $    (63)   $     16    $    (79)
                                                       ========    ========    ========

The $57 million decrease in funds provided by continuing operations in 1997 was primarily attributable to changes in operating assets and liabilities. Accounts payable decreased $138 million because of paying off higher-cost, year-end crude and propane purchases. Partially offsetting these uses of cash was a decrease in accounts receivable of $121 million and a decrease in inventories of $6 million. The decrease in receivables was primarily attributable to lower product sales prices and the decrease in inventories was due to lower crude and product sale prices.

The decrease in cash provided by discontinued operations reflects the sale of the Coal business in 1996.

Cash flows from investing activities in 1997 included capital expenditures and acquisitions of $112 million, of which $30 million was for capital items necessary to maintain existing operations. Capital expenditures in 1997 (see the Liquidity and Capital Resources section of this report for additional details regarding the following acquisitions) included $18 million for the acquisition of various propane marketing businesses, $12 million for the acquisition of 19 stores from EZ-Serve Inc., $12 million for the expansion of the alkalization unit, replacement of the fluid catalytic cracker blower and an additional storage tank at the Mid-South Refinery, $10 million for the acquisition of ACS DATA LTD., $7 million for the acquisition of Gas Supply Inc., $4 million for a gasoline expansion project at the Alaska Refinery, $3 million for a new hand-held computer system in the Propane Marketing business unit, and $1 million for propane tanks. Expenditures for investments in unconsolidated affiliates during the first half of 1997 included $74 million for the Discovery pipeline project and $3 million for the Rio Grande pipeline project. Cash flows


                                    14 of 64
from investing activities also included proceeds of $66 million from the sale of MAPCO's interest in the natural gas liquids and condensate in the West Panhandle field. Cash flows from investing activities during the first six months of 1996 included $43 million of proceeds from Thermogas' sale of its Iowa propane assets and its liquid fertilizer assets to CENEX. Also included in the 1996 investing activities were $63 million of capital expenditures for continuing operations, of which $15 million was for capital items necessary to maintain existing operations. Significant capital expenditures in 1996 included $9 million for a saturated gas plant expansion at the Mid- South Refinery, $7 million for the expansion of the Hobbs Station in west Texas and $6 million for the acquisition of a propane company in Colorado.

Cash from financing activities in 1997 included the use of $52 million in cash to reduce variable-rate borrowings, $50 million to purchase 1.6 million shares of the Company's common stock and $17 million for cash dividends. In the first quarter of 1997, MAPCO issued $100 million of senior subordinated notes with a coupon rate of 7.25% that are due in 2009 and $100 million of senior subordinated debentures with a coupon rate of 7.70% that are due in 2027. Cash used in financing activities for the first six months of 1996 included the repurchase of 554,850 shares of MAPCO common stock for $31 million and the payment of $15 million of dividends, partially offset by a net increase in short-term debt of $20 million.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' ("NGL") subsidiaries to MAPCO. At June 30, 1997 and 1996, $190 million of net assets held by such subsidiaries were restricted by such provisions.

LIQUIDITY AND CAPITAL RESOURCES

MAPCO's primary sources of liquidity are its cash and cash equivalents, internal cash generation, and external financing. At June 30, 1997, MAPCO's cash and cash equivalents were $42 million compared to $105 million at December 31, 1996.

MAPCO's external financing sources include its bank credit agreements, its uncommitted bank credit lines, its ability to issue public or private debt, including commercial paper and its leasing arrangement. MAPCO's bank credit agreements represent a total committed line of credit of $400 million. The bank credit agreement serves as a back-up for outstanding commercial paper and for borrowings against bank money market lines. As of June 30, 1997, no borrowings were outstanding under the bank credit agreement.


                                    15 of 64

On December 11, 1996, the Company entered into a seven-year operating lease arrangement to accommodate the acquisition and construction of certain assets. Payments under the lease are based on the amounts spent for acquisition or construction of assets and the applicable interest rate. After the lease term, the arrangement may be extended by agreement of the parties or the Company may purchase or arrange for the sale of the assets. As of June 30, 1997, there were no outstanding advances against the lease agreement and the full $100 million commitment was available. The Company currently expects to utilize $26 million of the commitment by December 31, 1997.

As of June 30, 1997, MAPCO had outstanding $279 million of Medium Term Notes issued pursuant to a 1990 shelf registration statement. The aggregate principal amount of $47 million remaining on the 1990 shelf registration statement was de-registered on March 4, 1997. On January 31, 1997, MAPCO filed another shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $500 million of debt and equity securities. During the first quarter of 1997, the Company issued $200 million of senior subordinated notes and debentures under this registration statement. The proceeds from this debt issuance were used for general corporate purposes, including funding working capital requirements, capital expenditures, investments in unconsolidated affiliates, share repurchases and reduction of other debt.

At December 31, 1996, the Company was a party to various interest rate swap agreements with financial institutions which effectively changed the Company's interest rate exposure from variable rates to fixed rates on $100 million of debt. In the first quarter of 1997, the Company recognized a $4.3 million gain upon termination of the interest rate swap agreements, which was done concurrently with the pay off of the related debt.

As of June 30, 1997, the Company had sold put options on 1.1 million shares of MAPCO common stock with strike prices ranging from $29.00 to $32.63 per share. In the current quarter, put options on 350,000 shares expired and extensions on 200,000 shares were granted. As of June 30, 1997, options on 750,000 shares of MAPCO common stock were outstanding with expiration dates ranging from July 1997 to December 1997. MAPCO's Board of Directors have authorized Management to issue put options on up to 1.5 million shares of MAPCO's common stock.

Effective January 1, 1997, MAPCO sold its interest in the natural gas liquids and condensate in the West Panhandle field to Westpan NGL Company, a subsidiary of MESA Operating Company, for $66 million. The Company recognized a gain of $66 million on the transaction in the first quarter of 1997 as the interest sold had no book basis. As part


                                    16 of 64
of the sales agreement, MAPCO was released from its liability for its share of prior natural gas liquids over-takes.

Effective January 1, 1997, MAPCO acquired the assets of Gas Supply, Inc., ("Gas Supply") an independent wholesale propane company based in Minneapolis, Minnesota, for approximately $7 million, plus working capital. The acquisition has been used to expand MAPCO's current wholesale propane marketing activities under the trade name "Gas Supply." Gas Supply marketed approximately 120 million gallons of propane in the Central and Northeastern United States in 1996. MAPCO also acquired Gas Supply's related product sales, a construction company, a 40,000-barrel storage facility and a rail car and truck terminal in Rosemont, Minnesota.

In April 1997, TouchStar acquired ACS Data, Ltd. ("ACS"), a company with headquarters in Manchester, England, at a cost of approximately $10 million. ACS designs and manufactures hand-held computers and peripherals.

Effective May 21, 1997, MAPCO acquired 19 retail convenience stores located primarily in the Nashville, Tennessee market from EZ-Serve Inc.
at a cost of $12 million.

On April 30, 1997, MAPCO purchased a 5% ownership in the Alliance pipeline project. The Alliance pipeline will construct a 1,900 mile, 36-inch diameter, natural gas pipeline transmission system to carry natural gas and natural gas liquids from Western Canada to the Midwest United States for marketing throughout North America. Alliance's delivery points near Chicago include a natural gas liquids extraction facility proposed by Aux Sable Liquids Products LP, which is adjacent to the northern end of MAPCO's 10,000 mile NGL pipeline network. Construction of the pipeline is expected to begin in the second quarter of 1998 with completion anticipated by year-end 1999.

During May and June 1997, MAPCO acquired five propane companies at a cost of approximately $18 million. These companies, with combined sales during 1996 of over 12.7 million gallons of propane and other related product sales, have market areas in Oklahoma, Alabama, Indiana, and Missouri.

MAPCO's existing debt and credit agreements contain covenants which limit the amount of additional indebtedness the Company can incur. Management believes, however, that MAPCO has sufficient capacity to fund its anticipated needs.

Capital expenditures in 1997 are currently expected to be about $345 million and investments in unconsolidated affiliates are projected to


                                    17 of 64
be approximately $135 million. Capital expenditures in 1997 are currently expected to include $90 million for capital items necessary to maintain existing operations, $53 million for propane marketing acquisitions and expansions, $53 million for convenience store construction and acquisitions, $51 million for refinery expansion projects and $25 million for pipeline loops and connections. MAPCO expects to utilize cash from operations, short-term funding sources, proceeds from the sale of assets and proceeds from additional borrowings and/or equity securities under the shelf registration statement filed with the SEC in 1997 to meet anticipated 1997 capital expenditures and equity investments.
MAPCO anticipates that any future excess internal cash generation will be used primarily for debt reduction and to fund new capital projects.

Other Developments

On July 22, 1997, MAPCO announced plans to construct a splitter at the Mid-South Refinery that will increase the refinery's capacity for propylene production from the current 2,000 barrels per day to 6,000 barrels per day of the high margin product. The project is expected to be complete by the end of the first quarter of 1998 at an anticipated cost of $20 million.

MAPCO also announced plans to construct a third crude unit at the North Pole Refinery that will produce an additional 17,000 barrels per day of refined products, including 14,000 barrels per day of jet fuel. The project is expected to be completed in the fourth quarter of 1998 at a cost of $70 million.

On August 1, 1997, MAPCO announced that it had reached an understanding with Enterprise Products Company to form a joint venture for the development of a natural gas liquids transportation and distribution system. It is anticipated this system will be capable of distributing product from key NGL sources in southern Louisiana with direct connections to major NGL markets, including the Louisiana river markets, Lake Charles, Louisiana and Mont Belvieu, Texas. The joint venture will be a limited liability company in which MAPCO and Enterprise will each have a 50 percent interest.


                                    18 of 64

RESULTS OF OPERATIONS

SECOND QUARTER

Sales and operating revenues were as follows (in millions):


Three Months Ended June 30,     1997        1996      Variance
                              --------    --------    --------
  Natural Gas Liquids         $  149.8    $  136.8    $   13.0
  Propane Marketing               61.2        64.3        (3.1)
  Petroleum Refining             525.2       473.8        51.4
  Retail Petroleum               188.7       189.3        (0.6)
  Other                           18.0           -        18.0
  Eliminations                   (88.6)      (81.5)       (7.1)
                              --------    --------    --------
                              $  854.3    $  782.7    $   71.6
                              ========    ========    ========

The $71.6 million increase in sales and operating revenues was due to increased sales in the Natural Gas Liquids and Petroleum Refining business units, partially offset by decreases in Propane Marketing and Retail Petroleum.

Natural Gas Liquids' sales increased by $13.0 million due to increased trading sales and pipeline revenues, partially offset by the loss of Westpan sales and operating revenues. Trading sales increased $13.8 million due primarily to higher volumes. Despite moderate ethane rejection in May 1997 compared to three strong months of ethane recovery last year, pipeline revenues increased $0.4 million, primarily due to increased Four Corners deliveries. The Westpan operations, which were shut down after MAPCO sold its interest in the liquids and condensate in the West Panhandle field on January 1, 1997, generated $1.9 million of revenues during the second quarter of 1996. Overall, $8.4 million of Natural Gas Liquids' sales increase was due to higher prices and $4.6 million was due to increased volumes.

Propane Marketing sales decreased $3.1 million, primarily because the loss of fertilizer sales in the current quarter more than offset the impact of increased wholesale propane sales. Fertilizer operations were phased-out during the second and third quarters of 1996, which resulted in the loss of $9.5 million of sales. Wholesale propane sales increased $7.3 million primarily due to increased volumes relating to the acquisition of Gas Supply Inc. in January 1997. Overall, $4.2 million of the $3.1 million sales decrease was due to lower volumes, partially offset by a $1.1 million increase in sales prices.


                                    19 of 64

Petroleum Refining sales increased $51.4 million primarily due to increased sales by the Mid-South Refinery. Sales at the Mid-South Refinery increased $50.9 million as volumes increased 31,065 barrels per day, partially offset by a 5.1% decrease in average product prices. The increase in sales volume was due to increased demand for high- octane gasoline, increased jet fuel sales, and increased spot sales in the Ohio Valley. Sales at the Alaska Refinery increased $0.5 million as volumes increased 2,463 barrels per day, partially offset by a 4.6% decrease in sales prices. The increased volumes were due primarily to continued strong demand for jet and diesel fuel. Overall, Petroleum Refining's $79.0 million volume increase was offset by a $27.6 million price decrease for a net sales increase of $51.4 million.

Retail Petroleum sales decreased $0.6 million due to decreased sales of diesel fuel, partially offset by higher merchandise sales. Gasoline revenues were essentially even with the prior year reflecting 3.6% higher volumes and a 4.0% decrease in average selling price per gallon. Diesel revenue decreased $3.6 million, principally as a result of decreased volumes caused by the loss of the Rising Fawn travel center which closed due to a fire in the fall of 1996. Construction to rebuild the Rising Fawn travel center is underway and is expected to be completed during the third quarter of 1997. Retail Petroleum's overall sales decrease of $0.6 million was due to a $4.3 million decrease in fuel sales, partially offset by a $3.7 million increase in merchandise sales. Lower sales prices accounted for $3.8 million of the $4.3 million decrease in fuel sales and decreased volumes accounted for the remaining $0.5 million.

Other sales by MAPCO's newly formed companies MAPCO Canada Energy, Inc. and TouchStar Technologies LLC were $14.7 million and $3.3 million, respectively.

Outside purchases and operating expenses increased $73 million in the second quarter of 1997 as compared to 1996. Details by business unit are as follows (in millions):

                                              Three months ended June 30:
                      ----------------------------------------------------------------------------
                               1997                     1996                     Variance
                      -----------------------   -----------------------   ------------------------
                       Outside     Operating     Outside     Operating     Outside      Operating
                      Purchases     Expense     Purchases     Expense     Purchases      Expense
                      ----------   ----------   ----------   ----------   ----------    ----------
Natural Gas Liquids   $     87.0   $     26.9   $     66.3   $     29.7   $     20.7    $     (2.8)
Propane Marketing           18.9         22.9         32.7         19.1        (13.8)          3.8
Petroleum Refining         464.7         27.6        429.2         23.0         35.5           4.6
Retail Petroleum            89.1         23.0         83.2         21.8          5.9           1.2
Other                       16.5          1.5            -            -         16.5           1.5
                      ----------   ----------   ----------   ----------   ----------    ----------
                      $    676.2   $    101.9   $    611.4   $     93.6   $     64.8    $      8.3
                      ==========   ==========   ==========   ==========   ==========    ==========


                                    20 of 64

Natural Gas Liquids' outside purchases increased $20.7 million primarily as a result of increased trading purchases. The $20.6 million increase in trading purchases was the result of increased sales volumes. Operating expenses decreased $2.8 million due to decreased pipeline and Westpan expenses. Pipeline expenses decreased due to a reduction in materials and supplies, outside services and other general expenses, partially offset by an increase in power costs. The increase in power costs reflects the volume increase over last year's second quarter. Westpan expenses decreased because those operations were shut down after MAPCO sold its interest in the liquids and condensate in the West Panhandle field in January of this year.

Propane Marketing's outside purchases decreased $13.8 million. Propane purchases decreased $5.2 million, reflecting a $6.2 million decrease in prices, partially offset by a $1.0 million increase in volumes. The increase in propane volumes was primarily due to the retail propane acquisitions finalized during the last 12 months. Supply spot purchases decreased $2.0 million due to both decreased volumes and prices. Fertilizer and chemical purchases decreased $7.7 million because the fertilizer operations were phased out during the second and third quarters of 1996. Operating expenses increased $3.8 million primarily due to increased salary and benefit costs and supplies and vehicle expenses associated with acquisitions and new development, and accruals associated with contingent liabilities.

Petroleum Refining's outside purchases increased $35.5 million. The Mid-South Refinery's purchases increased $32.9 million due to increased crude throughput volumes, partially offset by an 8.7% decrease in crude prices. The Alaska Refinery's outside purchases increased $2.6 million reflecting increased purchases of finished products, partially offset by a 2.4% decrease in crude prices and lower crude throughput volumes. Crude throughput declined because of contaminated crude receipts during the current quarter. Jet fuel purchases increased in the current quarter to meet sales contracts when production was curtailed by the contaminated crude. Operating expenses increased $4.6 million due to increased power and other volume-related expenses at the Mid-South Refinery and a mini-turnaround on the Alaska Refinery's sulfolane unit.

Retail Petroleum's outside purchases increased $5.9 million. Including the more significant amounts of products purchased from the Petroleum Refining business unit, which are not reflected in the above table due to eliminations, total purchases increased $1.3 million. Total gasoline purchases increased $1.0 million due to an increase in volumes of 2.8 million gallons, partially offset by a 1.9% decrease in wholesale prices. Total diesel purchases decreased $3.7 million due to a decrease of 3.5 million gallons purchased because of decreased sales volumes as well as a slight decrease in the wholesale cost per gallon.


                                    21 of 64

Operating expenses increased $1.2 million principally because of the increase in the number of stores in operation.

Other outside purchases of $16.5 million include crude and NGL purchases by MAPCO Canada Energy Inc. in the amount of $14.7 million and computer product purchases by TouchStar Technologies LLC in the amount of $1.8 million.

Selling, general and administrative expenses increased $8.9 million primarily due to establishing, in August 1996, the Marketing and Business Development department to develop new business opportunities for the Company and increased legal and outside services expenses.

Other income for the three months ended June 30 increased $1.1 million due to investment income from a portion of the proceeds from the Coal and Westpan sales and increased earnings from unconsolidated entities accounted for as equity investments.

The effective income tax rate for the second quarter of 1997 was 34.8% compared to 35.8% in the second quarter of 1996. The difference between the statutory Federal income tax rate of 35% and the effective income tax rate was primarily due to state income taxes.

Operating profit for the three months ended June 30, 1997 and 1996 is detailed below (in millions):


                                        1997        1996      Variance
                                      --------    --------    --------
Natural Gas Liquids                   $   24.9    $   29.4    $   (4.5)
Propane Marketing                         (8.4)       (2.2)       (6.2)
Petroleum Refining                        23.3        12.4        10.9
Retail Petroleum                           5.0         9.2        (4.2)
Other                                     (3.7)          -        (3.7)
                                      --------    --------    --------
                                      $   41.1    $   48.8    $   (7.7)
                                      ========    ========    ========

Natural Gas Liquids' current quarter operating profit decreased $4.5 million primarily due to the loss of profit from the Westpan operations, which were shut down after MAPCO sold its interest in the liquids and condensate in the West Panhandle field in January 1997. Operating profit from pipeline operations increased but was offset by higher trading losses.

Propane Marketing's operating profit decreased $6.2 million. The decrease was the result of increased operating expenses from acquisitions and lower sales volumes due to warmer weather.


                                    22 of 64

Petroleum Refining's operating profit increased $10.9 million, reflecting a $13.4 million increase from the Mid-South Refinery, partially offset by a $2.5 million decrease from the Alaska Refinery. Profits at the Mid-South refinery increased due to an increase in sales volumes for the quarter of 31,065 barrels per day over 1996 and a 71% increase in the gross profit margin on processed barrels sold. The decrease in the Alaska Refinery's profits was due to a 12.3% decline in margin per barrel sold for the quarter, partially offset by a 2,463 barrel per day increase in sales volumes. The margin decline was due to general market conditions and decreased throughput at the refinery caused by receipts of low quality crude shipped through the TransAlaska Pipeline and a mini-turnaround on the refinery's Sulfolane unit. The lower throughput volumes resulted in replacing sales of higher-margin produced products with sales of lower-margin purchased products.

Retail Petroleum's operating profit decreased $4.2 million primarily because of increased expenses and lower gasoline profits. Expenses increased primarily because of general increases in a number of expense categories and the impact of the additional stores from the EZ-Serve acquisition on operating costs. The lower gasoline profits reflect a 3.1 cent per gallon decrease from last year's exceptionally high margins, partially offset by a 3.6% increase in gasoline sales volumes. Diesel profits were static as a 1.0 cent per gallon increase in margins was offset by decreased sales volumes. Merchandise profits were also essentially unchanged from last year as lower profit margins offset the impact of increased sales.

Income from continuing operations was $10.7 million or $0.20 per share in the 1997 second quarter compared to $17.8 million or $0.31 per share in the 1996 quarter. Average common shares outstanding were 54.3 million in the 1997 quarter and 57.7 million in the 1996 quarter.


YEAR-TO-DATE

Sales and operating revenues were as follows (in millions):


Six Months Ended June 30,               1997        1996      Variance
                                      --------    --------    --------
  Natural Gas Liquids                 $  350.1    $  302.1    $   48.0
  Propane Marketing                      217.8       204.0        13.8
  Petroleum Refining                     994.3       819.3       175.0
  Retail Petroleum                       365.0       345.7        19.3
  Other                                   35.3           -        35.3
  Eliminations                          (177.0)     (146.9)      (30.1)
                                      --------    --------    --------
                                      $1,785.5    $1,524.2    $  261.3
                                      ========    ========    ========


                                    23 of 64

The $261.3 million increase in sales and operating revenues was due to increased sales by all of MAPCO's operating units.

Natural Gas Liquids' sales increased $48.0 million due to increased trading sales and pipeline revenues, partially offset by the loss of Westpan revenues as those operations were shut down after MAPCO sold its interest in the liquids and condensate in the West Panhandle field on January 1, 1997. Trading sales increased $45.9 million due primarily to higher prices for NGL's in the first quarter of 1997 as compared to 1996 and increased volumes in the second quarter. Pipeline revenues improved due to increased deliveries from Four Corners origins reflecting the Chaco plant connection that was not operational in the second quarter of 1996 and favorable ethane recoveries. Partially offsetting these increases were reduced pipeline revenues from the home heating markets as warmer weather in the first six months of the year resulted in reduced shipments of propane. Overall, $41.3 million of Natural Gas Liquids' sales increase was due to higher prices and $6.7 million was due to increased volumes.

Propane Marketing sales increased $13.8 million; however, excluding the Iowa retail operations, which were sold at the end of the 1996 first quarter, sales increased $27.1 million. Wholesale propane sales increased $24.4 million primarily due to the acquisition of Gas Supply in January 1997. Spot sales increased $5.8 million, the result of higher product sales prices. Retail propane sales increased $4.3 million due to higher sales prices, which more than offset the impact of decreased volumes. The lower retail propane sales volumes reflect this year's warmer weather patterns. Partially offsetting these sales increases was the loss of $10.3 million of fertilizer sales. The fertilizer operations were phased-out during the second and third quarters of 1996. Overall, $35.4 million of the $27.1 million sales increase was attributable to increased sales prices, partially offset by an $8.3 million decrease in volumes.

Petroleum Refining sales increased $175.0 million reflecting increased sales by both the Mid-South and Alaska Refineries. Sales at the Mid- South Refinery increased $146.3 million as volumes increased 27,488 barrels per day and average product prices increased 3.5%. The volume increase was attributable to the expansion of Mid-South's marketing area into the Ohio River Valley and more aggressive marketing in the Memphis area. Sales at the Alaska Refinery increased $28.7 million as volumes increased 3,091 barrels per day and average sales prices increased 6.9%. The increased volumes primarily reflect strong demand for jet and diesel fuel. Overall, $40.8 million of Petroleum Refining's $175.0 million sales increase was attributable to increased prices while $134.2 million was attributable to increased volumes.


                                    24 of 64

Retail Petroleum's sales increased $19.3 million due to increased sales of gasoline and diesel fuel. Gasoline revenues increased $12.4 million as prices increased 3% and volumes increased 6.9 million gallons. The increase in gasoline volumes is due to sales from two additional stores added in the first quarter of 1997 and 19 stores added during the current quarter as a result of the EZ-Serve acquisition. Diesel revenues increased $3.0 million as prices increased 7%, partially offset by a decrease in volumes of 1.8 million gallons. Overall, Retail Petroleum's $19.3 million sales increase was due to a $15.4 million increase in fuel sales and a $3.9 million increase in merchandise sales. Merchandise sales increased primarily due to the higher store count. Higher sales prices contributed $8.9 million of the fuel sales increase and increased volumes contributed the remaining $6.5 million.

Other sales of $35.3 million included $32.0 million in trading sales of crude and NGLs by one of MAPCO's newly-formed companies, MAPCO Canada Energy Inc., and $3.3 million in computer product sales by TouchStar Technologies LLC.

Outside purchases and operating expenses increased $266.7 million in the first six months of 1997 as compared to 1996. Details by business unit are as follows (in millions):

                                               Six months ended June 30,
                      ---------------------------------------------------------------------------
                               1997                      1996                   Variance
                      -----------------------   -----------------------   -----------------------
                       Outside     Operating     Outside     Operating     Outside     Operating
                      Purchases     Expense     Purchases     Expense     Purchases     Expense
                      ----------   ----------   ----------   ----------   ----------   ----------
Natural Gas Liquids   $    205.9   $     58.2   $    157.4   $     54.3   $     48.5   $      3.9
Propane Marketing          118.1         45.4        107.4         41.9         10.7          3.5
Petroleum Refining         880.7         51.5        732.2         47.9        148.5          3.6
Retail Petroleum           167.8         43.9        158.2         40.9          9.6          3.0
Other                       33.6          1.8            -            -         33.6          1.8
                      ----------   ----------   ----------   ----------   ----------   ----------
                      $  1,406.1   $    200.8   $  1,155.2   $    185.0   $    250.9   $     15.8
                      ==========   ==========   ==========   ==========   ==========   ==========

Natural Gas Liquids' outside purchases increased $48.5 million primarily as a result of increased trading purchases which reflect higher NGL market prices in the first quarter and increased volumes in the second quarter. Operating expenses increased $3.9 million due to increased pipeline and fractionation expenses, partially offset by the absence of Westpan expenses, as those operations were shut down after MAPCO sold its interest in the liquids and condensate in the West Panhandle field in January 1997. The increase in pipeline and fractionation expenses was primarily due to increased power costs reflecting increased volumes and higher natural gas prices.


                                    25 of 64

Propane Marketing's outside purchases increased $10.7 million; however, excluding the Iowa operations, outside purchases increased $19.6 million. Propane purchases increased $16.5 million and spot supply purchases increased $9.3 million, partially offset by an $8.2 million decrease in fertilizer purchases. The increase in propane purchases was attributable to increased volumes, primarily the result of the Gas Supply acquisition. The increase in spot sales was mainly attributable to increased product prices. Fertilizer purchases declined, reflecting the sale of those operations in 1996. Operating expenses increased $3.5 million; however, excluding the Iowa operations, operating expenses increased $6.2 million. The increase was primarily due to increased salary and benefit costs and increased supplies and outside services attributable to acquisitions, and retail plant development and accruals associated with contingent liabilities.

Petroleum Refining's outside purchases increased $148.5 million. The Mid-South Refinery's purchases increased $122.1 million due primarily to increased crude purchases as well as additional purchases of refined product to meet sales demand during a two-week shut-down of the refinery in the first quarter to expand the alkalization unit and replace the air blower on the fluid catalytic cracker unit. Crude purchases increased because throughput barrels increased 6,956 barrels per day, despite the two-week shut-down, and crude prices increased 2.1%. Alaska's outside purchases increased $26.4 million due to increased crude costs, which accounted for $15.6 million of the increase, and increased jet fuel purchases. Purchases of jet fuel increased during the current quarter to meet increased sales contracts. Operating expenses increased $3.6 million at the refineries due to increased operating costs associated with increased throughput volumes.

Retail Petroleum's outside purchases increased $9.6 million. Including the more significant amounts purchased from the Petroleum Refining business unit, which are not reflected in the above table due to eliminations, purchases increased $19.4 million. Gasoline purchases increased $14.3 million due to a 5% increase in wholesale prices and an increase of 6.9 million gallons purchased. This increase in purchases was attributable to increased sales volumes, partially reflecting the 19 additional stores from the EZ-Serve acquisition in the second quarter. Diesel purchases increased $2.2 million due to a 6.1% increase in wholesale prices, partially offset by a decrease of 1.7 million gallons purchased, reflecting the decreased sales volumes. Operating expenses increased $3.0 million principally because of general increases in several expense categories as a result of the addition of two stores in the first quarter and the EZ-Serve acquisition in the second quarter.


                                    26 of 64

Other outside purchases of $33.6 million reflect $31.8 million of crude and NGL purchases by MAPCO Canada Energy Inc. and $1.8 million of computer product purchases by TouchStar Technologies LLC.

Selling, general and administrative expenses increased $12.3 million due to establishing, in August 1996, the Marketing and Business Development department to develop new business opportunities for the Company, as well as increased legal and outside service expenses.

Interest expense was $26.7 million in the first six months of 1997 compared to $29.6 million in 1996. The $2.9 million decrease primarily reflects lower variable rate debt expense which was reduced by the proceeds from the sale of the Coal Segment and MAPCO's interest in the liquids and condensate in the West Panhandle field.

The $66.0 million gain on the sale of net assets held for sale in 1997 reflects the gain on sale of MAPCO's interest in the liquids and condensate in the West Panhandle field in the first quarter. The $20.8 million gain in 1996 was the gain on sale of the fertilizer and Iowa propane operations.

Other income in the first six months of 1997 includes a $4.3 million gain on the termination of interest rate swap agreements and investment income from a portion of the proceeds from the Coal and Westpan sales.

The effective income tax rate for the first half of 1997 was 38.7% compared to 36.8% in the first half of 1996. The difference between the statutory Federal income tax rate of 35% and the effective income tax rate was primarily due to state income taxes.

Operating profit for the six months ended June 30, 1997 and 1996 is detailed below (in millions):


                                        1997        1996     Variance
                                      --------    --------   --------
Natural Gas Liquids                   $  130.1    $   65.1   $   65.0
Propane Marketing                          4.5        47.0      (42.5)
Petroleum Refining                        39.7        20.4       19.3
Retail Petroleum                           8.9        14.3       (5.4)
Other                                     (3.9)          -       (3.9)
                                      --------    --------   --------
                                      $  179.3    $  146.8   $   32.5
                                      ========    ========   ========

Natural Gas Liquids' operating profit for the first six months includes a $66.0 million gain on the sale of MAPCO's interest in the liquids and condensate in the West Panhandle field. Excluding this gain, operating profit decreased $1.0 million, primarily as a result of decreased profits from the Westpan operations, partially offset by increased


                                    27 of 64
profits from the pipeline operations. The improvement in pipeline profits reflects strong revenues resulting from favorable ethane recoveries and a full six months of operations on the Rocky Mountain extension compared to last year's first quarter start-up of that line.

Propane Marketing's operating profit in the first six months of 1996 included a $20.8 million gain on the sale of the Iowa propane operations and $2.7 million of profit from operating those assets. Excluding this gain and the income from those divested assets, operating profit decreased $19.0 million. The decrease in operating profit was primarily due to the volatility of propane market prices during the first quarter of 1997 and decreased sales volumes attributable to the warmer weather conditions in the first six months compared to record cold temperatures last year.

Petroleum Refining's operating profit increased $19.3 million as profits from both the Mid-South and Alaska Refineries have increased over last year. Profits at the Mid-South Refinery increased $18.0 million due to increased sales volumes of 27,488 barrels per day and a $0.40 per barrel increase in gross margins. Sales volumes increased due to increased demand for high-octane gasoline and jet fuel and increased spot sales in the Ohio Valley market area. Gross margin increased because crude prices decreased more than product prices. Profits at the Alaska Refinery increased $1.3 million because sales increases more than offset the impact of decreased margins and increased expenses. Margins decreased $0.13 per barrel sold as sales prices increased less than the increase in overall costs per barrel sold. In addition, margins were negatively impacted by lower throughput volumes which resulted in replacing sales of higher-margin produced products with sales of lower-margin purchased products.

Retail Petroleum's operating profit decreased $5.4 million primarily because of increased expenses and lower gasoline profits. Expenses increased primarily because of general increases in a number of expense categories and the impact on operating costs of the additional stores from the EZ-Serve acquisition. The lower gasoline profits reflect a 2.2 cent per gallon decrease from last year's exceptionally high margins, partially offset by a 5.0% increase in gasoline sales volumes. Diesel profits increased slightly as increased margins were mostly offset by lower sales volumes. Merchandise profits were also essentially equal to last year as lower profit margins offset the impact of increased sales.

Income from continuing operations was $83.4 million or $1.52 per share in the first six months of 1997 compared to $65.2 million or $1.13 per


                                    28 of 64
share in the first six months of 1996. Excluding the impact of the Westpan gain on the first six months of operations and the gain on the sale of Iowa propane operations on the first six months of 1996, income from continuing operations was $43.5 million or $0.80 per share in the first six months of 1997 and $51.8 million or $0.90 per share in the first six months of 1996. Average common shares outstanding were 54.8 million in 1997 and 57.9 million in 1996.


OTHER MATTERS

In the first quarter of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which is effective for year-end 1997. In the second quarter of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which are effective for year-end 1998. These statements are not expected to have a material impact on the Company's financial statements.


                                    29 of 64

                                    PART II
                               OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on Wednesday, May 28, 1997, at the offices of the Company, 1800 South Baltimore Avenue, Tulsa, Oklahoma. In connection with the election of four nominees for Directors to Class III Directorships, 49,559,481 votes were cast as follows:


                                           NUMBER OF SHARES
                                ---------------------------------------
       NAME                        FOR               WITHHOLD AUTHORITY
       ----                     ----------           ------------------
Donald Paul Hodel               48,745,544                 813,937
                                ----------                 -------
Malcolm T. Hopkins              48,747,977                 811,504
                                ----------                 -------
Frank A. McPherson              48,736,441                 823,040
                                ----------                 -------
John L. Whitmire                48,737,371                 822,110
                                ----------                 -------

Stockholders were asked to ratify the appointment of Deloitte & Touche LLP as independent auditors for the year ended December 31, 1997. Of the 49,559,481 votes cast, the number of shares voting FOR this proposal was 49,423,500; 61,041 votes were cast AGAINST the proposal and 74,940 abstentions were tabulated.

Stockholders were requested to consider and act upon a proposal to approve an amendment to the Restated Certificate of Incorporation of the Company to increase the authorized capital stock of the Company. Of the 49,559,481 votes cast, the number of shares voting FOR this proposal was 47,132,105; 2,257,907 votes were cast AGAINST the proposal and 169,469 abstentions were tabulated.

Stockholders were also requested to consider and act upon a proposal to approve an amendment to the 1989 Stock Incentive Plan. Of the 49,559,481 votes cast, the number of shares voting FOR this proposal was 47,222,204; 1,984,292 votes were cast AGAINST the proposal and 352,985 abstentions were tabulated.

In addition to these items, Stockholders were also asked to consider and act upon a proposal to ratify the Company's 1997 Employee Stock Purchase Plan. Of the 49,559,481 votes cast, the number of shares voting FOR this proposal was 48,683,804; 640,098 votes were cast AGAINST the proposal and 235,579 abstentions were tabulated.

49,559,481 votes were cast on the proposal to transact other business which may properly come before the meeting or any adjournment thereof. 49,559,295 were voted in favor of the proposal and the remaining 186 votes were abstentions.


                                    30 of 64

Item 6.           Exhibits and Reports on Form 8-K

        (a).      Exhibits

                  Exhibit 10(i) - MAPCO Inc. 1989 Stock Incentive Plan, as amended and restated effective June 1, 1997.

                  Exhibit 10(ii) - MAPCO Inc. 1997 Employee Stock Purchase Plan effective as of June 1, 1997.

                  Exhibit 11 - Statement Regarding Computation of per Share Earnings.

                  Exhibit 12 - Computation of Ratio of Earnings to Fixed
                  Charges.

                  Exhibit 27 - Financial Data Schedule.

        (b).      Reports on Form 8-K

                  The Company did not file any Reports on Form 8-K during the second quarter of 1997.


                                    31 of 64

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         MAPCO Inc.



Date: August 11, 1997                    /s/ PHILIP W. BAXTER
      -----------------                  ------------------------------------
                                         Philip W. Baxter
                                         Executive Vice President and
                                         Chief Financial Officer




Date: August 11, 1997                    /s/ GORDON E. SCHAECHTERLE
      -----------------                  ------------------------------------
                                         Gordon E. Schaechterle
                                         Vice President, Controller
                                         and Tax Counsel


                                    32 of 64

                               INDEX TO EXHIBITS


                                                                  Page
                                                                 Number
                                                                 ------

Exhibit 10(i)    MAPCO Inc. 1989 Stock Incentive Plan,
                 as amended and restated effective
                 June 1, 1997.                                   34-45

Exhibit 10(ii)   MAPCO Inc. 1997 Employee Stock Purchase
                 Plan effective as of June 1, 1997.              46-60

Exhibit 11       Statement Regarding Computation of per
                 Share Earnings.                                 61-62

Exhibit 12       Computation of Ratio of Earnings to Fixed
                 Charges.                                          63

Exhibit 27       Financial Data Schedule.                          64


                                    33 of 64