Form 10-Q
period 1997-09-30
MAPCO INC
filed 1997-11-13
CIK 62142

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  September 30, 1997
                               -------------------------------------------------


Commission file number       1-5254
                       ------------------

                                  MAPCO Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                               73-0705739
--------------------------------------------   ---------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

1800 South Baltimore Avenue, Tulsa, Oklahoma            74119
--------------------------------------------   ---------------------------------
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

On November 7, 1997, 54,854,700 shares of MAPCO Inc. Common Stock, $1 par value, were outstanding.

                                    1 of 36

                                   MAPCO Inc.

                                     Index


                                                        Page Number
PART I.   Financial Information:                        -----------
      Condensed Consolidated Statements of Income
      for the three and nine months ended September
      30, 1997 and 1996  (Unaudited)                         3

      Condensed Consolidated Balance Sheets,
      September 30, 1997 (Unaudited) and
      December 31, 1996                                      4

      Condensed Consolidated Statements of Cash
      Flows for the nine months ended September 30,
      1997 and 1996 (Unaudited)                              5

      Notes to Condensed Consolidated Financial
      Statements (Unaudited)                               6 - 13

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations       14 - 29

PART II.  Other Information:

      Submission of Matters to a Vote of Security
      Holders                                               30

      Exhibits and Reports on Form 8-K                      30

      Signatures                                            31




                                    2 of 36

                                     PART I
                             FINANCIAL INFORMATION
                                   MAPCO INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  In Millions
                            except per share amounts
                                  (Unaudited)


                                                           Three Months                     Nine Months
                                                       Ended September 30,              Ended September 30,
                                                    ------------------------        --------------------------
                                                      1997            1996            1997              1996
                                                    ---------      ---------        ---------        ---------

Sales and Operating Revenues (1)                    $   982.1      $   797.5        $ 2,767.6        $ 2,321.7
                                                    ---------      ---------        ---------        ---------

Expenses:
  Outside purchases and operating
    expenses (1)                                        887.7          710.8          2,494.6          2,051.0
  Selling, general and administrative                    20.6           15.8             63.7             46.6
  Depreciation and amortization                          21.6           18.1             63.2             57.9
  Interest and debt expense                              11.3           15.1             38.0             44.7
  Gain on sale of net assets held for
    sale (Note 3)                                          --             --            (66.0)           (20.8)
  Other (income)/expense                                  2.3           (2.0)            (4.3)            (2.8)
                                                    ---------      ---------        ---------        ---------
                                                        943.5          757.8          2,589.2          2,176.6
                                                    ---------      ---------        ---------        ---------

Income from Continuing Operations before
  Provision for Income Taxes and Minority
  Interest                                               38.6           39.7            178.4            145.1
                                                    ---------      ---------        ---------        ---------

Provision for Income Taxes:
  Current                                                 8.6           26.4             56.3             61.1
  Deferred                                                7.1          (10.3)            13.5             (6.2)
                                                    ---------      ---------        ---------        ---------
                                                         15.7           16.1             69.8             54.9
                                                    ---------      ---------        ---------        ---------

Income from Continuing Operations before
  Minority Interest                                      22.9           23.6            108.6             90.2
Minority Interest in Earnings of Subsidiaries             (.8)           (.9)            (3.1)            (2.3)
                                                    ---------      ---------        ---------        ---------
Income from Continuing Operations                        22.1           22.7            105.5             87.9
                                                    ---------      ---------        ---------        ---------

Discontinued Operations (Note 2):
  Income from discontinued Coal operations,
    net of income taxes                                    --             --               --             14.5
  Loss on disposal of Coal operations,
    including operating loss of $0.2
    million during phase-out period, net of
    income tax benefit                                     --           (1.7)              --            (47.2)
                                                    ---------      ---------        ---------        ---------

Loss from Discontinued Operations                          --           (1.7)              --            (32.7)
                                                    ---------      ---------        ---------        ---------

Net Income                                          $    22.1      $    21.0        $   105.5        $    55.2
                                                    =========      =========        =========        =========

Earnings per Common Share:
  Income from continuing operations                 $     .41      $     .40        $    1.93        $    1.52
  Net income                                        $     .41      $     .37        $    1.93        $     .96
Weighted Average Common Shares Outstanding               54.4           57.3             54.7             57.7
Cash Dividends per Common Share                     $     .15      $     .13        $     .45        $     .38


See Notes to Condensed Consolidated Financial Statements.
--------------------------------------------------------------------------------
(1) Includes consumer excise taxes of $40.9 million and $116.7 million for the three and nine months ended September 30, 1997, respectively, and $40.1 million and $117.6 million for the three and nine months ended September 30, 1996, respectively.

                                    3 of 36

                                   MAPCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  In Millions

                                                       September 30, 1997  December 31,
                                                           (Unaudited)        1996
                                                       ------------------  ------------
Current Assets:
  Cash and cash equivalents                                 $   44.5        $  104.8
  Receivables, less allowance for doubtful accounts
    (1997-$2.6; 1996-$1.7)                                     322.4           372.0
  Inventories (Note 5)                                         164.9           109.6
  Prepaid expenses                                              20.7            22.8
  Other current assets                                          15.0            14.9
                                                            --------        --------

      Total current assets                                     567.5           624.1
                                                            --------        --------

Property, Plant and Equipment, at cost                       2,271.2         2,154.2
  Less - accumulated depreciation and amortization            (824.3)         (797.3)
                                                            --------        --------
                                                             1,446.9         1,356.9
                                                            --------        --------

Intangible Assets (Note 8)                                     149.3           113.9
Other Assets (Note 8)                                          184.9            80.8
                                                            --------        --------
                                                               334.2           194.7
                                                            --------        --------

                                                            $2,348.6        $2,175.7
                                                            ========        ========

Current Liabilities:
  Current maturities of long-term debt                      $   53.0        $   35.7
  Accounts payable                                             359.9           411.9
  Accrued taxes                                                 40.9            60.8
  Accrued payroll and related expenses                          23.7            27.9
  Other current liabilities                                     69.9            57.3
                                                            --------        --------
      Total current liabilities                                547.4           593.6
                                                            --------        --------

Long-Term Debt, excluding current maturities (Note 6)          763.0           608.4
                                                            --------        --------

Other Liabilities                                               61.5            67.9
                                                            --------        --------

Deferred Income Taxes                                          272.3           257.1
                                                            --------        --------

Minority Interest                                               28.6            28.4
                                                            --------        --------

Commitments and Contingencies (Note 10)
                                                            --------        --------

Equity Put Options on Common Stock (Note 9)                     18.4            16.7
                                                            --------        --------

Stockholders' Equity (Notes 7 and 9):
  Common stock                                                  63.2            63.0
  Capital in excess of par value                               100.9            96.2
  Retained earnings                                            800.4           719.0
                                                            --------        --------
                                                               964.5           878.2

  Cumulative foreign exchange translation adjustment             (.1)             --
  Treasury stock, at cost                                     (253.8)         (221.4)
  Loan to ESOP                                                 (53.2)          (53.2)
                                                            --------        --------
                                                               657.4           603.6
                                                            --------        --------

                                                            $2,348.6        $2,175.7
                                                            ========        ========

See Notes to Condensed Consolidated Financial Statements.



                                    4 of 36

                                   MAPCO INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In Millions
                                  (Unaudited)


                                                                               Nine Months
                                                                            Ended September 30,
                                                                           --------------------
                                                                            1997          1996
                                                                           ------        ------
Operating Activities:
  Net income                                                               $105.5        $ 55.2
  Reconciliation of net income to net cash
    provided by continuing operations:
      Loss from discontinued operations (Note 2)                               --          32.7
      Depreciation and amortization                                          63.2          57.9
      Provision for deferred income taxes                                    13.5           8.8
      Other items not providing cash (Note 4)                               (56.1)        (10.6)
      Changes in operating assets and liabilities (Note 4)                  (60.3)        (42.8)
                                                                           ------        ------
          Net cash provided by continuing operations                         65.8         101.2
          Net cash provided by discontinued operations (Note 2)                --          21.9
                                                                           ------        ------

          Net cash provided by operating activities                          65.8         123.1
                                                                           ------        ------


Investing Activities:
  Capital expenditures and acquisitions, net of liabilities assumed:
      Continuing operations -
        Capital expenditures                                               (120.1)        (88.7)
        Acquisitions                                                        (54.9)         (5.0)
      Discontinued operations (Note 2)                                         --         (22.1)
  Proceeds from net assets held for sale (Note 3)                            66.0          43.0
  Proceeds from sale of net assets of discontinued operations                  --         236.4
  (Note 2)
  Proceeds from sales of property, plant and equipment                        1.8          11.0
  Investments in unconsolidated affiliates (Note 8)                        (114.6)        (18.6)
  Other                                                                        --          (0.1)
                                                                           ------        ------

          Net cash provided by (used in) investing activities              (221.8)        155.9
                                                                           ------        ------


Financing Activities:
  Purchase of common stock                                                  (50.2)        (62.0)
  Decrease in borrowings                                                    (22.8)       (173.2)
  Dividends paid                                                            (25.2)        (22.4)
  Issuance of long-term debt                                                209.4           3.7
  Payments on long-term debt                                                (14.9)         (0.7)
  Other                                                                      (0.6)          1.2
                                                                           ------        ------

          Net cash provided by (used in) financing activities                95.7        (253.4)
                                                                           ------        ------

Increase (Decrease) in Cash and Cash Equivalents                            (60.3)         25.6

Cash and Cash Equivalents, January 1                                        104.8          33.3
                                                                           ------        ------

Cash and Cash Equivalents, September 30                                    $ 44.5        $ 58.9
                                                                           ======        ======




See Notes to Condensed Consolidated Financial Statements.




                                    5 of 36

                                   MAPCO INC.
              Notes to Condensed Consolidated Financial Statements


NOTE 1 - In the opinion of Management, the accompanying unaudited condensed consolidated financial statements of MAPCO Inc. and its subsidiaries ("MAPCO" or the "Company") contain all adjustments necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996. Certain reclassifications have been made to prior year amounts to conform to current year presentations. All significant intercompany accounts and transactions have been eliminated.

In the first quarter of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is effective for the year ending December 31, 1997. In the second quarter of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which are effective for the year ending December 31, 1998. These statements are not expected to have a material impact on the Company's consolidated results of operations, financial position, cash flows or related disclosures in the financial statements.

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




                                    6 of 36

NOTE 2 - DISCONTINUED OPERATIONS

In June 1996, the Company concluded it would sell substantially all of its Coal business. In July 1996, the Company signed an agreement with Alliance Coal Corporation, a corporation formed by The Beacon Group Energy Investment Fund L.P. ("Alliance") to sell substantially all of the net assets of the Coal business. The transaction was completed on September 10, 1996, with an effective date of July 31, 1996. As a result, operations of the Coal business for prior periods have been shown as discontinued in the condensed consolidated financial statements. In connection with the sale, the Company made guarantees, indemnifications and representations for certain specified matters. Management of the Company does not expect these guarantees, indemnifications and representations to have any material impact on the Company's results of operations, financial position or cash flow.

Income from discontinued operations includes income tax expense of $4.8 million for the nine months ended September 30, 1996. The loss on disposal of the Coal business is net of an income tax benefit of $30.0 million. The Coal segment's sales and operating revenues were $39.5 million and $276.8 million for the three and nine months ended September 30, 1996, respectively.


NOTE 3 - GAIN ON NET ASSETS HELD FOR SALE

Effective January 1, 1997, MAPCO sold its interest in the natural gas liquids and condensate in the West Panhandle Fields of Texas to Westpan NGL Company, a subsidiary of MESA Operating Company, for $66.0 million. The Company recognized a gain of $66.0 million on the transaction as the interest sold had no book value. As part of the sales agreement, MAPCO was released from its liability for its share of prior natural gas liquids over-takes. Sales and operating revenues attributable to these operations were $6.9 million and $20.5 million for the three and nine months ended September 30, 1996, respectively, and operating profit was $3.5 million and $12.4 million for the three and nine months ended September 30, 1996, respectively.

In March 1996, the Company sold its Iowa propane and liquid fertilizer assets as well as its remaining liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin, to CENEX Inc. ("CENEX"). The transaction resulted in proceeds of $43.0 million and the Company recognized a gain of $20.8 million on the transaction. Sales and operating revenues attributable to these operations were $23.8 million and operating profit was $2.7 million for the nine months ended September 30, 1996.


NOTE 4 - STATEMENTS OF CASH FLOWS

Other items not providing cash reported in cash flows from operating activities consist of (in millions):


                                    7 of 36

                                                        Nine Months
                                                    Ended September 30,
                                                    -------------------
                                                     1997         1996
                                                    ------       ------
Net periodic pension expense (credit)               $ (0.4)      $  2.1
Gain on sale of net assets held for sale             (66.0)       (20.8)
(Gain)/Loss on sales of property, plant and
  equipment                                            0.6         (3.9)
Minority interest in earnings of subsidiary            3.1          2.3
Litigation and environmental accruals                  2.4          5.9
Refinery turnaround accrual                            3.2          3.2
Other non-cash income and expense items - net          1.0          0.6
                                                    ------       ------
                                                    $(56.1)      $(10.6)
                                                    ======       ======

Changes in operating assets and liabilities consist of (in millions):

                                                 Nine Months
                                             Ended September 30,
                                             -------------------
                                              1997         1996
                                             ------       ------
Decrease (increase) in:
  Receivables                               $ 59.8        $(46.0)
  Inventories                                (47.4)        (34.4)
  Prepaid expenses                             2.2          (2.5)
  Other current assets                         1.8          (2.7)
  Other assets                                (0.7)         (0.1)
Increase (decrease) in:
  Accounts payable                           (53.3)         31.3
  Accrued taxes                              (18.9)          6.5
  Accrued payroll and related expenses        (4.2)          6.3
  Other current liabilities                    7.1           2.6
  Other liabilities                           (6.7)         (3.8)
                                            ------        ------
                                            $(60.3)       $(42.8)
                                            ======        ======

Income taxes paid were $68.6 million and $60.7 million for the nine months ended September 30, 1997 and 1996, respectively.

Interest paid, net of amounts capitalized, was $33.6 million and $37.4 million for the nine months ended September 30, 1997 and 1996, respectively.

During 1997, the Company issued 588,037 shares of treasury stock with a fair market value of $18.5 million in conjunction with its purchase of five retail propane businesses.


NOTE 5 - INVENTORIES

Inventories are recorded when purchased, produced or manufactured and are stated at the lower of cost or market. As of September 30, 1997 and December 31, 1996, approximately 62% and 57% in inventories, respectively, were determined by the last-in first-out ("LIFO") method. The remaining inventories were determined primarily on a weighted average cost basis.



                                    8 of 36

Inventories consist of (in millions):

                                           September 30,  December 31,
                                                1997          1996
                                           -------------  -------------
Raw materials - crude oil                      $ 37.7       $ 22.1
                                               ------       ------

Finished products:
  Refined petroleum products                     50.8         27.7
  Natural gas liquids and other products         45.1         36.4
  General merchandise                            31.3         23.4
                                               ------       ------
                                                127.2         87.5
                                               ------       ------
Total Inventories                              $164.9       $109.6
                                               ======       ======


The cost to replace crude oil, refined petroleum products and retail merchandise inventories in excess of their LIFO carrying value was approximately $18.4 million at September 30, 1997 and $37.1 million at December 31, 1996.


NOTE 6 - LONG-TERM DEBT

Long-term debt consists of (in millions):

                                                           September 30,  December 31,
                                                               1997          1996
                                                           -------------  ------------
MAPCO Inc.
Commercial paper and bank money market lines                  $105.6        $128.4
8.43% ESOP Notes, payable in mortgage type
  principal reductions annually through 2003                    53.3          53.3
Medium Term Notes, various maturities through 2022             381.9         288.8
7.70% subordinated, non-redeemable debentures,
 $100 face amount, due 2027                                    102.9            --
                                                              ------        ------
                                                               643.7         470.5
                                                              ------        ------
Subsidiaries
Senior Notes:
  8.51% Notes, payable in 2007                                  15.0          15.0
  8.95% Notes, payable in 2012                                  35.5          35.5
  8.20% Notes, payable $2.5 annually 2007 through 2012          15.0          15.0
  8.59% Notes, payable in 2017                                  14.5          14.5
  8.70% Notes, payable $2.0 annually 2018 through 2022          10.0          10.0
  6.67% Notes, payable $15.0 annually 2001 through 2005         75.0          75.0
Other                                                            7.3           8.6
                                                              ------        ------
                                                               172.3         173.6
                                                              ------        ------
                                                               816.0         644.1
Less - current maturities                                      (53.0)        (35.7)
                                                              ------        ------
Long-term debt                                                $763.0        $608.4
                                                              ======        ======

Interest rates on commercial paper and bank money market lines ranged from 5.20% to 6.60% for the nine months ended September 30, 1997 and from 5.18% to 6.15% for the year ended 1996. Commercial paper and bank money market lines outstanding at September 30, 1997 and December 31, 1996 were classified as long-term debt. MAPCO has the ability and the intent, if necessary, under a bank credit agreement to refinance up to $400 million



                                    9 of 36
of commercial paper and bank money market lines with long-term debt having maturities in excess of one year.

The bank credit agreement for $400 million expires in March, 2002, and interest on borrowings under the bank credit agreement would be at rates generally less than the prime interest rate. MAPCO must pay a commitment fee to maintain the bank credit agreement. The agreement serves as a back-up for outstanding commercial paper and for borrowings against bank money market lines. As of September 30, 1997, no borrowings were outstanding under the bank credit agreement.

MAPCO had $288.8 million of Medium Term Notes outstanding as of December 31, 1996. The Notes mature at various times through 2022 and bear interest at rates ranging from 7.60% to 8.87%. In March 1997, the Company issued an additional $103.0 million of senior subordinated, non-redeemable Medium Term Notes with a face amount of $100.0 million, bearing interest at the rate of 7.25%, and maturing in 2009. The effective interest rate at issuance on these notes was 6.97%. During the first nine months of 1997, $9.9 million of Medium Term Notes have matured and were paid.

In March 1997, the Company issued senior subordinated, non-redeemable debentures with a face amount of $100 million, bearing interest at the rate of 7.70% and maturing in the year 2027. The effective interest rate at time of issuance was 7.54%.

MAPCO had unamortized debt issuance cost of $3.8 million as of September 30, 1997 and $1.9 million as of December 31, 1996.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' subsidiaries to MAPCO. At September 30, 1997, $190 million of net assets were restricted by such provisions.


NOTE 7 - EMPLOYEE BENEFIT PLANS

MAPCO offers the MAPCO Inc. and Subsidiaries Profit Sharing and Savings Plan ("PSSP") which includes an employee stock ownership feature to eligible employees. With respect to the PSSP, MAPCO recognized compensation expense of $1.0 million and $0.8 million for the three months ended September 30, 1997 and 1996, respectively, and $2.9 million and $2.4 million for the nine months ended September 30, 1997 and 1996, respectively. Interest expense on PSSP related debt was $1.1 million and $1.2 million for the three months ended September 30, 1997 and 1996, respectively, and $3.4 million and $3.6 million for the nine months ended September 30, 1997 and 1996, respectively. Dividends on both the allocated and unallocated MAPCO common stock held by the PSSP were $0.5 million for the three months ended September 30, 1997 and 1996. Dividends on the allocated and unallocated MAPCO common stock held by the PSSP were $1.5 million and $1.6 million for the nine months ended September 30, 1997, and 1996, respectively. Dividends on the allocated and unallocated MAPCO common stock held by the PSSP are used for PSSP debt service. At September 30, 1997, and December 31, 1996, respectively, the PSSP held 1.2 million and 1.1 million allocated shares, 2.0 million and 2.0 million



                                    10 of 36
unallocated shares, and 0.2 million and 0.3 million shares pending to be allocated. The fair market value of the unallocated shares held by the PSSP at September 30, 1997, and December 31, 1996, was $65.4 million and $69.5 million, respectively.


NOTE 8 - INTANGIBLE ASSETS AND OTHER ASSETS

At September 30, 1997, intangible assets included net goodwill of $145.5 million and other assets included investments in unconsolidated affiliates of $134.2 million. At December 31, 1996, intangible assets included goodwill of $109.9 million and other assets included investments in unconsolidated affiliates of $23.7 million. The increase in the investment in unconsolidated affiliates includes MAPCO's $106.2 million investment during 1997 in the Discovery project. The increase in goodwill reflects the ACS Data, EZ-Serve, Gas Supply and various propane company acquisitions during the current year.


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

As part of its share repurchase program, the Company has sold equity put options that entitle the holder, at the expiration date, to sell shares of common stock to the Company at a specified price. In 1996, put options for 550,000 shares, with an aggregate exercise value of $16.7 million, were issued for $595,000 in premiums, which have been accounted for as capital in excess of par value. As of September 30, 1997, the Company had outstanding equity put options on 600,000 shares of MAPCO common stock with an aggregate exercise value of $18.4 million at strike prices ranging from $29.00 to $31.50 per share and expiration dates ranging from October 1997 to February 1998. The put options issued in 1997 were sold for $570,500 in premiums which were accounted for as capital in excess of par value. In the event the outstanding options are exercised, the Company may elect to pay the holder in cash the difference between the exercise price and the market price of the Company shares in lieu of repurchasing the stock. During the first nine months of 1997, net cash settlements totaling $206,250 were paid on exercised options.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

On December 11, 1996, the Company entered into a seven-year operating lease arrangement to accommodate the acquisition and construction of


                                    11 of 36
certain assets. Payments under the lease are based on the amounts spent for acquisition or construction of assets and the applicable interest rate. After the lease term, the arrangement may be extended by agreement of the parties or the Company may purchase or arrange for the sale of the assets. As of September 30, 1997, all of the $100 million commitment remained available under the lease.

Texas Explosion Litigation

On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility located near Brenham, Texas and owned by an affiliate of the Company, Seminole Pipeline Company ("Seminole"). The Company, as well as Seminole, Mid-America Pipeline Company, MAPCO Natural Gas Liquids Inc. and other non-MAPCO entities were named as defendants in civil actions filed in state district courts located in four Texas counties. Seminole and the related MAPCO entities have settled in excess of 1,600 claims in these lawsuits. The only lawsuit remaining is the DALLMEYER case which was tried before a jury in Harris County.

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

Management believes that it has defenses of considerable merit and will vigorously litigate the DALLMEYER appeal or seek a settlement satisfactory to the Company, but is not able to predict the ultimate outcome of this matter at this time. The Company has accrued a liability representing an estimate of amounts it may incur to finally resolve all litigation and has also recorded a receivable which corresponds to the remainder of its insurance coverage to be reimbursed by its insurance carrier. Management is unable to estimate a range of loss beyond the amount accrued. Resolutions unfavorable to the Company could result in liabilities and charges materially in excess of the amount accrued.

Seminole Loop/Aquila-LaGrange Line Litigation

All litigation on the Aquila-LaGrange Line has been settled on terms and conditions satisfactory to the Company. A few additional condemnation appeal cases remain on the Seminole loop project; however, the Company believes that complete resolution of these remaining cases will not have a material adverse effect on the Company's businesses, results of operations, financial position or cash flows.



                                    12 of 36

General Litigation

The Company and its subsidiaries are involved in various other lawsuits, claims and regulatory proceedings incidental to their businesses. In the opinion of Management, the outcome of such matters will not have a material adverse effect on the Company's business, results of operations, financial position or cash flows.


                                    13 of 36

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Management's Discussion and Analysis may contain forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives and expectations and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements involve known and unknown risks and uncertainties and the Company's actual results may differ materially from those forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information contained in this document. Readers are cautioned that such forward-looking statements should be read in connection with the Company's disclosures under the heading "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 29.

FINANCIAL CONDITION

Cash Generation

Nine months ended September 30,                           1997          1996         Var.
                                                         ------        ------       -----
Net cash provided by continuing operations                $  66        $ 101        $ (35)
Net cash provided by discontinued operations                 --           22          (22)
                                                          -----        -----        -----
Net cash provided by operating activities                    66          123          (57)
Net cash provided by (used in) investing activities        (222)         156         (378)
Net cash provided by (used in) financing activities          96         (253)         349
                                                          -----        -----        -----
Cash generation (usage)                                   $ (60)       $  26        $ (86)
                                                          =====        =====        =====

The $35 million decrease in funds provided by continuing operations in 1997 was primarily attributable to a $28 million decrease in earnings from operations, adjusted for gain on sale of assets and changes in operating assets and liabilities. Decreased earnings in the Propane Marketing business unit were the primary cause of the decreased earnings from operations and were caused by weak market conditions during the first nine months of the year and increased operating costs associated with growth strategies. The net change in accounts payable for the nine months ended September 30, 1997, decreased $85 million as compared to the change in accounts payable for the same period in 1996 primarily due to higher-cost year-end 1996 crude and propane purchases. The change in accrued taxes was a decrease of $25 million due to timing differences in making required tax payments. Partially offsetting these uses of cash was a change in accounts receivable which decreased $106 million, primarily reflecting lower product sales prices in the current year.

Cash provided by discontinued operations was from the operations of the Coal business through July 1996.

Cash flows from investing activities in 1997 included capital expenditures and acquisitions of $175 million, of which $50 million was for capital items necessary to maintain existing operations. Capital


                                    14 of 36
expenditures in 1997 (see the Liquidity and Capital Resources section of this report for additional details regarding the acquisitions discussed below) included $35 million for the acquisition of various propane marketing businesses, $18 million for the addition of a propylene splitter, expansion of the alkalization unit, replacement of the fluid catalytic cracker blower and an additional storage tank at the Mid-South Refinery, $12 million for the acquisition of 19 convenience stores from EZ-Serve Inc., $11 million for the acquisition of ACS Data LTD., $7 million for the acquisition of the assets of Gas Supply Inc., $6 million for a new computer system in the Propane Marketing business unit, $5 million for a gasoline expansion project and initial costs associated with the addition of a third crude unit for expanded jet fuel production at the Alaska Refinery, and $5 million for propane tanks. Expenditures for investments in unconsolidated affiliates during the first nine months of 1997 included $106 million for the Discovery pipeline project, $4 million for the Rio Grande pipeline project, and $3 million for the Alliance pipeline project. Cash flows from investing activities in 1997 included proceeds of $66 million from the sale of MAPCO's interest in the natural gas liquids and condensate in the West Panhandle field. Cash flows from investing activities during the first nine months of 1996 included $236 million of proceeds from the sale of the Coal segment to Alliance Coal Corporation and $43 million of proceeds from Retail Propane's sale of its Iowa propane and liquid fertilizer assets to CENEX. These proceeds were partially offset by $89 million of capital expenditures for continuing operations, of which $45 million was for capital items necessary to maintain existing operations. Capital expenditures in 1996 also include $11 million for a saturated gas plant expansion at the Memphis Refinery, $5 million for the acquisition of a propane company in Colorado, and $4 million for the expansion of the Hobbs Station in west Texas. Capital expenditures in 1996 associated with the discontinued Coal segment were $22 million. Investments in unconsolidated affliates included $19 million for the Rio Grande pipeline project.

Cash from financing activities in 1997 included the use of $23 million in cash to reduce variable-rate borrowings, $50 million to purchase 1.6 million shares of the Company's common stock and $25 million for cash dividends. In the first quarter of 1997, MAPCO issued $100 million of senior subordinated notes with a coupon rate of 7.25% that are due in 2009 and $100 million of senior subordinated debentures with a coupon rate of 7.70% that are due in 2027. Cash used in financing activities for the first nine months of 1996 included the repurchase of 2.2 million shares of MAPCO common stock for $62 million, the payment of $22 million of cash dividends and a net decrease in variable rate debt of $173 million.

Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' ("NGL") subsidiaries to MAPCO. At September 30, 1997, $190 million of net assets held by such subsidiaries were restricted by such provisions.



                                    15 of 36

LIQUIDITY AND CAPITAL RESOURCES

MAPCO's primary sources of liquidity are its cash and cash equivalents, internal cash generation, and external financing. At September 30, 1997, MAPCO's cash and cash equivalents were $45 million compared to $105 million at December 31, 1996.

MAPCO's external financing sources include its bank credit agreements, its uncommitted bank credit lines, its ability to issue public or private debt, including commercial paper and its leasing arrangement. MAPCO's bank credit agreements represent a total committed line of credit of $400 million. The bank credit agreement serves as a back-up for outstanding commercial paper and for borrowings against bank money market lines. As of September 30, 1997, no borrowings were outstanding under the bank credit agreement.

On December 11, 1996, the Company entered into a seven-year operating lease arrangement to accommodate the acquisition and construction of certain assets. Payments under the lease are based on the amounts spent for acquisition or construction of assets and the applicable interest rate. After the lease term, the arrangement may be extended by agreement of the parties or the Company may purchase or arrange for the sale of the assets. As of September 30, 1997, there were no outstanding advances against the lease agreement and the full $100 million commitment was available. The Company expects to utilize $15 million of the commitment by December 31, 1997.

As of September 30, 1997, MAPCO had outstanding $279 million of Medium Term Notes issued pursuant to a 1990 shelf registration statement. The aggregate principal amount of $47 million remaining on the 1990 shelf registration statement was de-registered on March 4, 1997. On January 31, 1997, MAPCO filed another shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $500 million of debt and equity securities. During the first quarter of 1997, the Company issued $200 million of senior subordinated notes and debentures under this registration statement. The proceeds from this debt issuance were used for general corporate purposes, including funding working capital requirements, capital expenditures, investments in unconsolidated affiliates, share repurchases and reduction of debt.

At December 31, 1996, the Company was a party to various interest rate swap agreements with financial institutions which effectively changed the Company's interest rate exposure from variable rates to fixed rates on $100 million of debt. In the first quarter of 1997, the Company recognized a $4.3 million gain upon termination of the interest rate swap agreements, which was done concurrently with the pay-off of the related debt.

As of September 30, 1997, the Company had sold put options on 1.1 million shares of MAPCO common stock with strike prices ranging from $29.00 to $32.63 per share. In the first nine months of the year, put options on 500,000 shares expired and options on 600,000 shares were extended. As of September 30, 1997, options on 600,000 shares of MAPCO

                                    16 of 36
common stock were outstanding with expiration dates ranging from October 1997 to February 1998. MAPCO's Board of Directors has authorized Management to issue put options on up to 1.5 million shares of MAPCO's common stock.

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

In April 1997, MAPCO acquired ACS Data, Ltd. ("ACS"), a company with headquarters in Manchester, England, at a cost of approximately $10 million. ACS designs and manufactures hand-held computers and peripherals.

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

From May through August 1997, MAPCO acquired eleven propane companies at a cost of approximately $35 million. These companies, with combined sales during 1996 of over 26.5 million gallons of propane and other related products, have market areas in Alabama, Arkansas, Indiana, Minnesota, Missouri, North Carolina, Oklahoma and South Dakota.

MAPCO's existing debt and credit agreements contain covenants which limit the amount of additional indebtedness the Company can incur. Management believes, however, that MAPCO has sufficient capacity to

                                    17 of 36
fund its anticipated needs.

Capital expenditures in 1997 are currently expected to be about $315 million and investments in unconsolidated affiliates are projected to be approximately $140 million. Capital expenditures in 1997 are currently expected to include $83 million for capital items necessary to maintain existing operations, $60 million for propane marketing acquisitions and expansions, $60 million for convenience store construction and acquisitions, $46 million for refinery expansion projects and $22 million for pipeline loops and connections. MAPCO expects to utilize cash from operations, short-term funding sources, proceeds from the sale of assets, leasing arrangements and proceeds from additional borrowings and/or equity securities under the shelf registration statement filed with the SEC in 1997 to meet anticipated 1997 capital expenditures and equity investments. MAPCO anticipates that any future excess internal cash generation will be used primarily for debt reduction and to fund new capital projects.

Other Developments

On July 22, 1997, MAPCO announced plans to construct a splitter at the Mid-South Refinery that will increase the refinery's capacity for propylene production from the current 2,000 barrels per day to 6,000 barrels per day of the high margin product. The project is expected to be completed by the end of the first quarter of 1998 at an anticipated cost of $20 million.

MAPCO also announced plans to construct a third crude unit at the North Pole Refinery that will produce an additional 17,000 barrels per day of refined products, including 14,000 barrels per day of jet fuel. The project is expected to be completed in the fourth quarter of 1998 at a cost of $70 million.

On August 1, 1997, MAPCO announced that it had reached an understanding with Enterprise Products Company ("Enterprise") to form a joint venture for the development of a natural gas liquids transportation and distribution system. It is anticipated this system will be capable of distributing product from key NGL sources in southern Louisiana with direct connections to major NGL markets, including the Louisiana river markets, Lake Charles, Louisiana and Mont Belvieu, Texas. The joint venture will be a limited liability company in which MAPCO and Enterprise will each have a 50 percent interest.

On September 5, 1997, MAPCO announced the opening of its new office under the name of Espagas, S.A. de C.V. ("Espagas") in Celaya, Guanajuato, Mexico and future plans to open an additional office in Mexico City. Espagas markets liquefied gas (LPG) technology equipment as a part of MAPCO's TouchStar Technologies LLC.

MAPCO announced on September 10, 1997 that Thermogas Company had launched a new company, Thermogas Energy, LLC, that will form joint ventures with rural electric cooperatives and municipal utilities to market and distribute propane. As of September 30, 1997, Thermogas

                                    18 of 36

Energy had completed joint ventures with two rural cooperatives in the state of Kentucky.

The gas gathering system for the Discovery project is under construction and gas transportation is expected to begin in December 1997. The project's gas processing plant and fractionator are also under construction and both are expected to be fully operational by July 1998.

In July 1997, MAPCO acquired a 100% ownership interest in LEXAS OIL, L.L.C. which had been an unconsolidated 50% owned entity since January 1, 1995.

The Company is in the process of assessing the expected costs associated with modifying its internal-use software and hardware for the year 2000, and has not yet determined the estimated amount of such costs. MAPCO is also reviewing the potential costs or consequences of incomplete or untimely resolution of the year 2000 issue by the Company or other entities, which could materially impact results of operations, financial position or cash flows.

RESULTS OF OPERATIONS

THIRD QUARTER

Sales and operating revenues were as follows (in millions):


                             Three Months Ended September 30,
                          --------------------------------------
                             1997           1996        Variance
                          ---------      ---------      --------
Natural Gas Liquids       $   170.0      $   161.6      $    8.4
Propane Marketing              66.5           71.7          (5.2)
Petroleum Refining            651.3          466.0         185.3
Retail Petroleum              187.7          186.8           0.9
Other                           8.3           --             8.3
Eliminations                 (101.7)         (88.6)        (13.1)
                          ---------      ---------      --------
                          $   982.1      $   797.5      $  184.6
                          =========      =========      ========


The $184.6 million increase in sales and operating revenues primarily reflects increased sales in the Petroleum Refining business unit.

Natural Gas Liquids' sales increased $8.4 million principally due to increased trading and pipeline revenues. Trading revenues increased $5.5 million as revenues from the Canadian operations, which just began operations last September, increased $19.5 million, offset by a $14.0 million decrease in other trading activities. Other trading revenues decreased as both volumes and prices decreased from last year. Pipeline revenues were at record levels for the third quarter and increased $4.2 million, primarily due to increased shipments from Rocky Mountain origins, increased production and shipments from the Chaco plant and increased shipments of ethane/propane mix products. The Westpan operations, which were shut down after MAPCO sold its interest in the liquids and condensate in the West Panhandle field on January 1, 1997, generated $1.9 million of revenues during the third quarter of 1996. Outside storage revenue increased $0.4 million due to increased storage contracts. Overall, Natural Gas Liquids' $13.3 million volume increase was partially offset by a $4.9 million price decrease for a net sales increase of $8.4 million.


                                    19 of 36

Propane Marketing sales decreased $5.2 million as decreased gas supply sales more than offset the impact of increased retail sales. Retail sales increased $2.3 million as increased retail propane sales more than offset the loss of revenues from fertilizer and chemical sales. Retail propane sales increased $4.1 million as volumes increased 5.2 million gallons reflecting the additional plants acquired since last year combined with slightly higher selling prices. Fertilizer and chemical sales decreased $1.7 million because those operations were phased-out during the third quarter of 1996. Gas supply sales decreased $7.7 million primarily due to decreased spot supply sales. The decrease in spot supply sales was mainly attributable to decreased sales volumes of 18.9 million gallons combined with a slight decrease in sales prices. Last year's volatile market conditions were favorable for spot supply activities. Overall, a $12.6 million decrease in prices was partially offset by a $7.4 million increase in volumes for a net sales decrease of $5.2 million.

Petroleum Refining sales increased $185.3 million primarily due to increased sales by the Mid-South Refinery. Sales at the Mid-South Refinery increased $199.6 million as volumes increased 100,424 barrels per day (73.8%), partially offset by a 7.4% decrease in average product prices. The sales volume increase was met by increased production, as processed barrels sold increased 19,656 barrels per day, and sales of purchased products increased by 80,768 barrels per day. The increase in sales volume reflects the inclusion of the previously unconsolidated Lexas operations, increased demand for high-octane gasoline, increased jet fuel sales, and aggressive marketing and increased spot sales in the Memphis and Ohio Valley areas. Alaska Refinery sales decreased $14.3 million as average sales prices decreased $1.99 per barrel (7.1%) and sales volumes decreased 1,796 barrels per day (3.3%). The price decrease primarily reflects lower jet fuel and diesel prices and the volume decrease was due to the timing of gasoline blendstock cargo shipments. Overall, Petroleum Refining's $234.7 million volume increase was offset by a $49.4 million price decrease for a net sales increase of $185.3 million.

Retail Petroleum's overall sales increased $0.9 million due to a $9.3 million increase in merchandise sales, partially offset by a $8.4 million decrease in fuel sales. Lower sales prices accounted for $3.5 million of the $8.4 million decrease in fuel sales and decreased volumes accounted for the remaining $4.9 million. Merchandise sales increased $9.3 million (16.9%) due to the combination of an increase of 20 stores over the prior year quarter and a 7.6% increase in merchandise sales per store. Gasoline revenues increased $1.0 million reflecting an increase of 2.0 million gallons (2.8%) in sales volumes, partially offset by a $0.02 per gallon (1.6%) decrease in average sales price per gallon. The increase in gasoline sales volumes was primarily attributable to the increased number of stores. Diesel revenues decreased $9.5 million as both prices and volumes decreased from last year. Volumes declined 6.7 million gallons (16.9%) because of the absence of volumes from the Rising Fawn travel center which closed due to a fire in the fall of 1996 and the discontinuation of the Fuelman operations. Construction to rebuild the Rising Fawn travel center is

                                    20 of 36
underway and is expected to be completed by early December 1997.
Diesel prices decreased $0.06 per gallon (5.5%).

Other sales and operating revenues include sales by MAPCO's newly formed companies FleetOne L.L.C. and TouchStar Technologies L.L.C. of $5.8 million and $2.5 million, respectively.

Outside purchases and operating expenses increased $176.9 million in the third quarter of 1997 as compared to 1996. Details by business unit are as follows (in millions):


                                                              Three months ended September 30:
                                      ---------------------------------------------------------------------------------
                                               1997                          1996                      Variance
                                      -----------------------      -----------------------     ------------------------
                                       Outside      Operating       Outside      Operating      Outside       Operating
                                      Purchases      Expense       Purchases      Expense      Purchases       Expense
                                      ---------     ---------      ---------     ---------     ---------      ---------
Natural Gas Liquids                   $    99.4     $    27.1      $    86.3     $    31.4     $    13.1      $    (4.3)
Propane Marketing                          13.1          23.0           33.7          17.9         (20.6)           5.1
Petroleum Refining                        580.6          27.7          413.9          25.6         166.7            2.1
Retail Petroleum                           85.0          26.1           83.3          18.7           1.7            7.4
Other                                       5.9           (.2)            --            --           5.9            (.2)
                                      ---------     ---------      ---------     ---------     ---------      ---------
                                      $   784.0     $   103.7      $   617.2     $    93.6     $   166.8      $    10.1
                                      =========     =========      =========     =========     =========      =========


Natural Gas Liquids' outside purchases increased $13.1 million primarily as a result of increased trading purchases. Canada trading purchases increased $19.4 million as those operations were in start-up in the 1996 third quarter. Other trading purchases decreased $6.3 million primarily due to lower market prices. Operating expenses decreased $4.3 million primarily due to the absence of Westpan expenses as those operations were shut down after MAPCO sold its interest in the liquids and condensate in the West Panhandle field in January of this year.

Propane Marketing's outside purchases decreased $20.6 million due to reduced wholesale, retail propane and fertilizer purchases. Propane purchases for the wholesale and retail operations decreased $20.2 million. Lower product prices accounted for $28.0 million of the variance, partially offset by increased volumes, reflecting the volume increase in both retail and wholesale propane sales. Outside purchases of fertilizer and chemical decreased $1.3 million due to the divestiture of those product lines in 1996. Appliance and all other purchases increased $0.9 million. Operating expenses increased $5.1 million primarily due to increased salary and benefit costs, advertising, supplies and vehicle expenses associated with acquisitions and new development and increased bad debt accruals associated with increased accounts receivable.

Petroleum Refining's outside purchases increased $166.7 million. The Mid-South Refinery's purchases increased $183.3 million due to increased purchases of refined products and increased crude throughput volumes, partially offset by a decrease in crude prices. Outside purchases of refined products increased due to the inclusion of the previously unconsolidated Lexas trading operations and an overall increase in sales in the Mid-South Refinery's marketing areas. The

                                   21 of 36

Alaska Refinery's outside purchases decreased $16.6 million reflecting a $2.67 per barrel decrease in West Coast crude prices combined with reduced purchases of refined products as product sales volumes were down for the quarter. Operating expenses increased $2.1 million primarily due to increased labor and maintenance costs at the Alaska Refinery. Operating expenses at the Mid-South Refinery were essentially unchanged from last year; however, because of the additional barrels produced, controllable expenses decreased $0.12 per barrel (6.9%).

Retail Petroleum's outside purchases increased $1.7 million. Including the more significant amounts of products purchased from the Petroleum Refining business unit, which are not reflected in the above table due to eliminations, total purchases increased $0.6 million. Gasoline purchases increased $3.3 million due to an increase in volumes of 4.6 million gallons combined with a $0.01 per gallon increase in wholesale prices. Merchandise purchases increased $6.4 million due to increased sales. Total diesel purchases decreased $9.1 million due to a decrease of 4.7 million gallons purchased, reflecting lower diesel sales volumes, combined with a $0.07 per gallon decrease in wholesale costs. Operating expenses increased $7.4 million principally because of general cost increases reflecting the increased number of stores in operation and business development activities.

Other outside purchases of $5.9 million include purchases of refined petroleum products by FleetOne L.L.C. of $4.5 million and computer product purchases by TouchStar Technologies L.L.C. in the amount of $1.4 million.

Selling, general and administrative expenses increased $4.8 million; however, excluding a $4.0 million reclassification entry which reduced general and administrative expense (see other income below), selling, general and administrative expense increased $8.8 million. The increase was primarily due to increased labor and associated costs reflecting increased support personnel, the cost of the Marketing and Business Development department which was established in August 1996 to develop new business opportunities for the Company, and increased outside services, legal and travel expenses.

Depreciation and amortization expense increased $3.5 million primarily because of increased expense by Alaska Marketing and Refining and Propane Marketing. Alaska Marketing and Refining's increase was due to an adjustment in September 1996 to increase the depreciable life of the refinery which reduced prior year expense by $3.1 million. Propane Marketing's depreciation expense increased principally because of plant acquisitions since last year.

Interest expense for the current quarter was $11.3 million compared to $15.1 million in the 1996 quarter. The $3.8 million decrease primarily reflects $3.4 million of interest capitalized in the current quarter which was associated with the Discovery Project.

Other income/expense for the three months ended September 30 decreased

                                   22 of 36

$4.3 million principally due to the current quarter reclassification of pension overfunding earnings from other income to general and administrative expense.

The effective income tax rate for the third quarter of 1997 was 40.7% compared to 40.6% in the third quarter of 1996. The difference between the statutory Federal income tax rate of 35% and the effective income tax rate was primarily due to state income taxes.

Operating profit (loss) for the three months ended September 30, 1997 and 1996 is detailed below (in millions):


                                                  1997                   1996                 Variance
                                             --------------         --------------         --------------
Natural Gas Liquids                          $         32.2         $         32.6         $         (0.4)
Propane Marketing                                     (10.0)                  (5.1)                  (4.9)
Petroleum Refining                                     33.2                   20.4                   12.8
Retail Petroleum                                        3.4                   11.3                   (7.9)
Other                                                  (1.2)                     -                   (1.2)
                                             --------------         --------------         --------------
                                             $         57.6         $         59.2         $         (1.6)
                                             ==============         ==============         ==============


Natural Gas Liquids' current quarter operating profit decreased $0.4 million principally due to the absence of $3.5 million of operating profit from the Westpan operations. MAPCO sold its interest in the liquids and condensate in the West Panhandle field in January 1997. Excluding Westpan from the 1996 results, operating profit increased $3.1 million primarily due to increased profits from pipeline operations.

Propane Marketing's operating profit decreased $4.9 million because increased margins on product sales were more than offset by increased operating, general and administrative and depreciation expenses.

Petroleum Refining's operating profit increased $12.8 million, reflecting a $15.2 million increase from the Mid-South Refinery, partially offset by a $2.4 million decrease from the Alaska Refinery. Profits at the Mid-South Refinery increased primarily due to a 43.8% increase in the gross profit margin on processed barrels sold. The profit margin increase resulted from crude cost decreases which outpaced declines in average product sales prices. The $2.4 million decrease in the Alaska Refinery's profits was primarily attributable to increased depreciation expense. The impact of a $2.06 per barrel (34.2%) increase in gross profit margin on processed barrels sold was offset by increased operating expenses. The increase in gross profit margin reflects the effect of crude costs declining more than the decrease in average product sales price.

Retail Petroleum's operating profit decreased $7.9 million primarily due to a $7.4 million increase in operating expenses. Otherwise, an increase in merchandise profits of $2.8 million was offset by lower gasoline profits. Diesel profits were essentially unchanged from the 1996 quarter. Merchandise profits increased because of a $9.2 million

                                   23 of 36
increase in sales volumes while gross profit margins remained unchanged from the 1996 quarter. Expenses increased primarily because of general increases in a number of expense categories and the impact of the additional stores from the EZ-Serve acquisition on operating costs. The lower gasoline profits reflect a
4.4 cent per gallon (21.6%) decrease from last year's exceptionally high margins, partially offset by a 2.8% increase in gasoline sales volumes. Diesel profits were essentially unchanged as the impact from a $0.02 per gallon increase (29.1%) in gross profit margin was offset by a 6.7 million gallon (16.9%) decrease in volumes.

Income from continuing operations was $22.1 million or $0.41 per share in the 1997 third quarter compared to $22.7 million or $0.40 per share in the 1996 quarter. Average common shares outstanding were 54.4 million in the 1997 quarter and 57.3 million in the 1996 quarter.


YEAR-TO-DATE

Sales and operating revenues were as follows (in millions):


Nine Months Ended September 30,            1997                1996              Variance
                                     ---------------     ---------------     ---------------
  Natural Gas Liquids                $         552.1     $         463.7     $          88.4
  Propane Marketing                            284.3               275.7                 8.6
  Petroleum Refining                         1,645.6             1,285.3               360.3
  Retail Petroleum                             549.4               532.5                16.9
  Other                                         14.9                   -                14.9
  Eliminations                                (278.7)             (235.5)              (43.2)
                                     ---------------     ---------------     ---------------
                                     $       2,767.6     $       2,321.7     $         445.9
                                     ===============     ===============     ===============

The $445.9 million increase in sales and operating revenues was due to increased sales by all of MAPCO's operating units.

Natural Gas Liquids' sales increased $88.4 million due to increased trading and pipeline revenues. Trading revenues increased $83.2 million as revenues from MAPCO Canada, which just began operations last September, increased $51.3 million. Other trading revenues increased $31.9 million as both volumes and average prices increased over 1996. Pipeline revenues increased $10.5 million, primarily due to increased ethane shipments from Rocky Mountain and Hobbs origins, increased production and shipments from the Chaco plant and increased shipments of ethane/propane mix products. The Westpan operations, which were shut down after MAPCO sold its interest in the liquids and condensate in the West Panhandle field on January 1, 1997, generated $5.9 million of revenues during the first nine months of 1996. Overall, $63.0 million of Natural Gas Liquids' sales increase was due to increased volumes and $25.4 million was due to higher prices.

Propane Marketing sales increased $8.6 million; however, excluding the revenues associated with the assets sold in the Cenex transaction, sales increased $32.3 million as both Gas Supply and Retail Propane sales increased over 1996. The Cenex transaction included the sale of

                                   24 of 36
all of Propane Marketing's Iowa retail propane plants at the end of the first quarter of 1996 along with phased-out sales of its fertilizer and related products operations through the third quarter of 1996. Gas supply sales increased $25.4 million primarily due to increased wholesale propane sales reflecting the acquisition of the assets of Gas Supply Inc. in January 1997. Retail propane sales increased $6.9 million reflecting a 10.5 cent per gallon increase in average sales prices, partially offset by a 14.0 million gallon decrease in sales volumes. The lower retail propane sales volumes reflect warmer weather patterns in the current year. Overall, $21.8 million of Propane Marketing's $32.3 million sales increase was attributable to increased prices and $10.5 million to increase volumes.

Petroleum Refining sales increased $360.3 million reflecting increased sales by both the Mid-South and Alaska Refineries. Sales at the Mid- South Refinery increased $345.8 million (36.6%) as increased volumes more than offset the impact of lower product prices. Volumes increased 52,066 (38.0%) barrels per day reflecting increased demand for high- octane gasoline, increased jet fuel sales, and aggressive marketing and increased spot sales in the Memphis and Ohio Valley areas. The volume increase was met by increased production, as processed barrels sold increased 8,556 barrels per day (8.5%) combined with increased sales of purchased products of 43,510 barrels per day. Average product prices for the period decreased $0.17 per barrel (0.7%). Sales at the Alaska Refinery increased $14.5 million as volumes increased 1,297 barrels per day (2.9%) and average sales prices increased $0.37 per barrel (1.3%). The increased volumes primarily reflect continued strong demand for jet fuel which more than offset decreased gasoline, diesel and asphalt sales. With this year's construction season almost complete, traditionally high-margin asphalt sales have been reduced by almost 40% due to the entry of new competitors in the Alaska asphalt market. The increased sales volumes were met through increased sales of purchased products as processed barrels sold decreased 2,996 barrels per day. Overall, Petroleum Refining's $364.4 million volume increase was offset by a $4.1 million price decrease for a net sales increase of $360.3 million.

Retail Petroleum's overall sales increased $16.9 million due to a $12.6 million increase in merchandise sales and a $4.3 million increase in fuel sales. The increase in fuel sales was attributable to higher average fuel prices as the impact from volumes was negligible because increased gasoline volumes offset the impact of lower diesel volumes. Merchandise sales increased $12.6 million (8.0%) due to the combination of an increase of 10 stores over the previous year and a 3.3% increase in merchandise sales per store. Gasoline revenues increased $13.4 million reflecting an increase in gasoline volumes sold of 8.9 million gallons (4.3%) combined with a $0.01 per gallon (0.8%) increase in average sales price per gallon. The increase in gasoline sales volumes was primarily attributable to an increase in the number of stores. Diesel revenues decreased $9.8 million as decreased volumes more than offset the impact of higher sales prices. Volumes declined 10.7 million gallons (9.5%) because of the absence of volumes from the Rising Fawn travel center which closed due to a fire in the fall of

                                   25 of 36

1996, the discontinuation of the Fuelman operations and the increase in fuel prices. Diesel prices increased $0.02 per gallon (5.5%) from last year.

Other sales and operating revenues includes sales by MAPCO's newly formed companies FleetOne L.L.C. and TouchStar Technologies L.L.C. of $9.1 million and $5.8 million, respectively.

Outside purchases and operating expenses increased $443.7 million in the first nine months of 1997 as compared to 1996. Details by business unit are as follows (in millions):




                                                            Nine months ended September 30,
                             -----------------------------------------------------------------------------------------------
                                        1997                            1996                          Variance
                             ------------------------------  ------------------------------  -------------------------------
                                 Outside       Operating        Outside        Operating        Outside         Operating
                                Purchases       Expense        Purchases        Expense        Purchases         Expense
                             --------------- --------------  --------------  --------------  --------------  ---------------
Natural Gas Liquids          $         337.1 $         85.9  $        243.7  $         85.7  $         93.4  $           0.2
Propane Marketing                      131.2           68.4           141.1            59.8            (9.9)             8.6
Petroleum Refining                   1,461.3           79.2         1,146.1            73.5           315.2              5.7
Retail Petroleum                       249.6           70.0           241.5            59.6             8.1             10.4
Other                                   10.9            1.1               -               -            10.9              1.1
                             --------------- --------------  --------------  --------------  --------------  ---------------
                             $       2,190.1 $        304.6  $      1,772.4  $        278.6  $        417.7  $          26.0
                             =============== ==============  ==============  ==============  ==============  ===============

Natural Gas Liquids' outside purchases increased $93.4 million primarily as a result of increased trading purchases. Purchases by MAPCO Canada, which was in start-up during the 1996 quarter, increased $51.3 million and other trading purchases increased $41.9 million, reflecting both higher market prices and increased trading volumes. Operating expenses were essentially unchanged; however, excluding Westpan expenses from the 1996 amounts, operating expenses increased $6.9 million. Pipeline expenses increased $3.8 million due to increased power costs which resulted from both increased volumes and higher natural gas prices, partially offset by decreased property tax expense. Fractionation costs increased $0.8 million because of increased volumes and higher natural gas prices. Operating expense associated with trading operations increased $1.4 million.

Propane Marketing's outside purchases decreased $9.9 million; however, excluding the Cenex transaction, outside purchases increased $6.8 million. Propane purchases for both the wholesale and retail operations increased $1.6 million as increased volumes caused purchases to increase $21.4 million, partially offset by lower product prices which reduced purchases by $19.8 million. Appliance purchases increased $2.9 million and all other purchases increased $2.3 million. Operating expenses increased $8.6 million; however, excluding the Cenex transaction, operating expenses increased $11.7 million. The increase was primarily due to increased salary and benefit costs and increased supplies and outside services attributable to acquisitions and retail plant development and accruals associated with contingent liabilities.

Petroleum Refining's outside purchases increased $315.2 million. The Mid-South Refinery's purchases increased $305.3 million due primarily

                                   26 of 36
to additional purchases of refined product to meet sales demand and increased purchases of crude caused by increased crude throughput. Refined product purchases increased 43,509 barrels per day (54.4%) and crude throughput barrels increased 8,992 barrels per day (8.29%). The increase in purchased volumes of refined products and crude was partially offset by lower product and crude prices. Alaska's outside purchases increased $9.9 million primarily due to increased purchases of jet fuel. Demand for jet fuel has exceeded the refinery's current production capacity and outside purchases of jet fuel have been required to meet increased sales contracts. Higher product prices also contributed to the overall increase in outside purchases. Operating expenses increased $5.7 million. Expenses at the Alaska Refinery increased $4.4 million due to planned increases in maintenance activities, including a mini-turnaround on the Sulfolane unit and maintenance on the crude tank and heat exchangers and increased environmental costs. Expenses at the Mid-South Refinery increased $1.3 million primarily due to increased benefit costs.

Retail Petroleum's outside purchases increased $8.1 million. Including the more significant amounts purchased from the Petroleum Refining business unit, which are not reflected in the above table due to eliminations, purchases increased $16.9 million. Gasoline purchases increased $17.6 million due to an increase of
11.4 million gallons (5.6%) of gasoline purchased combined with a $0.04 per gallon (3.9%) increase in product cost. The volume increase primarily reflects increased sales volumes, partially due to the 19 additional stores from the EZ-Serve acquisition in the second quarter of 1997. Diesel purchases decreased $10.0 million due to a decrease in volumes purchased of 9.7 million gallons (9.0%), which was partially offset by a $0.01 per gallon (1.0%) increase in wholesale diesel prices. Merchandise purchases increased $9.3 million (8.5%) as a result of the increased merchandise sales. Operating expenses increased $10.4 million principally because of additional labor and other cost increases associated with the implementation of strategic growth plans, which include an increased number of stores from the EZ-Serve acquisition and other smaller acquisitions.

Other outside purchases of $10.9 million reflect $7.7 million of refined product purchases by FleetOne L.L.C. and $3.2 million of computer product purchases by TouchStar Technologies L.L.C.

Selling, general and administrative expenses increased $17.1 million; however, excluding a $4.0 million reclassification overfunded pension asset income from other income to general and administrative expense, selling, general and administrative expense increased $21.1 million. The increase was primarily due to increased labor and associated costs reflecting the increased number of employees and establishing, in August 1996, the Marketing and Business Development department to develop new business opportunities for the Company and increased outside services, legal and travel expenses.

Interest expense for the nine months ended September 30, decreased $6.7 million. Capitalized interest, primarily associated with the Discovery

                                   27 of 36

Project, increased $4.1 million over the same period in 1996. Interest expense on commercial paper and the ESOP loan decreased $8.8 million and $0.3 million, respectively, but these decreases were mostly offset by a $2.6 million increase in interest expense on medium term notes and a $4.4 million increase in interest expense from the 30-year bonds issued in February 1997. The decrease in expense on commercial paper and the ESOP loan reflect reduced average amounts of debt outstanding compared to the same period in 1996. Interest on the medium term notes increased due to the 12-year bonds which were issued in 1997. The $66.0 million gain on the sale of net assets held for sale in 1997 reflects the gain on sale of MAPCO's interest in the liquids and condensate in the West Panhandle field in the first quarter. The $20.8 million gain in 1996 was the gain on sale of the fertilizer and Iowa propane operations.

Other income/expense in the first nine months of 1997 includes a $4.3 million gain on the termination of interest rate swap agreements and investment income from a portion of the proceeds from the Coal and Westpan sales. Other income/expense in 1997 also includes $1.0 million of equity income from the Juarez pipeline and $1.5 million of coal- related pension expense. Other income/expense in 1996 includes $2.5 million of interest income associated with the sale of the Coal segment and a $2.5 million gain on the sale of a corporate airplane, partially offset by expenses related to certain coal liabilities which were retained by MAPCO.

The effective income tax rate for the first nine months of 1997 was 39.1% compared to 37.8% for same period in 1996. The difference between the statutory Federal income tax rate of 35% and the effective income tax rate was primarily due to state income taxes.

Operating profit for the nine months ended September 30, 1997 and 1996 is detailed below (in millions):


                              1997                   1996                 Variance
                         --------------         --------------         --------------
Natural Gas Liquids      $        161.9         $         97.6         $         64.3
Propane Marketing                  (5.5)                  41.9                  (47.4)
Petroleum Refining                 72.9                   40.9                   32.0
Retail Petroleum                   12.3                   25.6                  (13.3)
Other                              (4.7)                     -                   (4.7)
                         --------------         --------------         --------------
                         $        236.9         $        206.0         $         30.9
                         ==============         ==============         ==============


Natural Gas Liquids' operating profit for the first nine months of 1997 includes a $66.0 million gain on the sale of MAPCO's interest in the liquids and condensate in the West Panhandle field. Operating profit in 1996 includes $12.4 million from the Westpan operations. Excluding the gain on sale from 1997 and Westpan's operating income from 1996, operating profit increased $10.7 million, primarily as a result of increased profits from the pipeline operations. The improvement in pipeline profits reflects strong revenues resulting from favorable ethane recoveries and a full nine months of operations on the Rocky

                                   28 of 36

Mountain extension compared to last year's first quarter start-up of that line.

Propane Marketing's operating profit in the first nine months of 1996 included a $20.8 million gain associated with the Cenex transaction and $2.7 million of profit from operating the assets included in that sale. Excluding this gain and the income from those divested assets, operating profit decreased $23.9 million. The decrease in operating profit was attributable to lower margins, decreased retail volumes and increased expenses. The decrease in margins was primarily due to the volatility of propane market prices during the first quarter of 1997. Although margins have subsequently improved, overall margins for the year are still below the exceptional margins experienced during 1996. The decreased retail sales volumes were attributable to the warmer weather conditions in the first nine months compared to record cold temperatures last year.

Petroleum Refining's operating profit increased $32.0 million as increased profits from the Mid-South Refinery were partially offset by slightly lower profits at the Alaska Refinery. Increased profits at the Mid-South Refinery of $33.2 million were due to increased sales volumes of 52,066 barrels per day (38.0%) and a $1.06 per barrel (46.4%) increase in the gross margin on processed barrels sold. Sales volumes increased due to increased demand for high-octane gasoline and jet fuel and increased spot sales in the Ohio Valley market area. Gross margin increased because crude prices decreased more than product prices. Profits at the Alaska Refinery decreased $1.2 million as increased operating and general and administrative costs more than offset the impact of increased margins. Margins increased $0.21 per barrel sold (3.4%) primarily because of increased product sales prices.

Retail Petroleum's operating profit decreased $13.3 million primarily because of increased operating and depreciation expenses. Otherwise, increased merchandise and diesel profits were essentially offset by decreased gasoline profits. Merchandise profits increased $3.3 million because of increased sales, partially offset by slightly lower margins. Diesel profits increased $0.9 million as the impact of a 1.7 cent per gallon (23%) increase in diesel margins was largely offset by a 10.7 million gallon (9.5%) decrease in sales volumes. Gasoline profits decreased $4.7 million as a 2.9 cent per gallon (15.4%) decrease in gasoline margins more than offset the impact of an 8.9 million gallon (4.3%) increase in gasoline sales volumes.

Income from continuing operations was $105.5 million or $1.93 per share in the first nine months of 1997 compared to $87.9 million or $1.52 per share in the first nine months of 1996. Excluding the impact of the Westpan gain in 1997, the income from the Westpan operations during the first nine months of 1996 and the gain from the Cenex transaction on the first nine months of 1996, income from continuing operations was $65.6 million or $1.21 per share in the first nine months of 1997 and $74.5 million or $1.29 per share in the first nine months of 1996. Average common shares outstanding for the nine months ended September 30 were 54.7 million in 1997 and 57.7 million in 1996.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

As indicated previously, the Company may have included certain forward-looking statements in this Report and includes this provision pursuant to the "safe harbor" provisions of the Private Securities Reform Act of 1995. Whenever, in this Report, the Company or its management express an expectation or belief as to future results, while made in good faith and with a reasonable basis, there is no assurance that the statement of expectation or belief will be achieved or accomplished. Various risk factors could cause actual results to vary significantly from those expressed in any forward-looking statement. Among those factors which the Company has identified are completion of construction projects within cost and timing plans, the capacity of constructed assets to function as designed and the availability of financial resources to fund construction projects and other planned capital expenditures.

                                    29 of 36

                                    PART II
                               OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 6.           Exhibits and Reports on Form 8-K

        (a).      Exhibits

                  Exhibit 11 - Statement Regarding Computation of per Share Earnings.

                  Exhibit 12 - Computation of Ratio of Earnings to Fixed
                  Charges.

                  Exhibit 27 - Financial Data Schedule.

        (b).      Reports on Form 8-K

                  The Company did not file any Reports on Form 8-K during the third quarter of 1997.

                                    30 of 36

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                   MAPCO Inc.



Date: November 11, 1997                            /s/ PHILIP W. BAXTER
      -------------------                          --------------------
                                                   Philip W. Baxter
                                                   Executive Vice President and
                                                   Chief Financial Officer




Date: November 11, 1997                            /s/ GORDON E. SCHAECHTERLE
      -------------------                          --------------------------
                                                   Gordon E. Schaechterle
                                                   Vice President, Controller
                                                   and Tax Counsel



                                    31 of 36


                              INDEX TO EXHIBITS


                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
Exhibit 11                   Statement Regarding Computation of per
                             Share Earnings.                                                                   33

Exhibit 12                   Computation of Ratio of Earnings to Fixed
                             Charges.                                                                          35

Exhibit 27                   Financial Data Schedule.                                                          36





                                                           32 of 36