Form 10-K
period 1997-12-31
MAPCO INC
filed 1998-03-04
CIK 62142

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

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        Common Stock, $1.00 Par value                     New York Stock Exchange
                                                              Pacific Exchange
                                                           Chicago Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  [X]     NO  [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SEC.229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     The aggregate market value of MAPCO Inc.'s ("MAPCO") voting stock held by non-affiliates of MAPCO, based on the last sale price of MAPCO Common Stock on the New York Stock Exchange on February 20, 1998 was $3,086,148,513.00. On that date, 55,832,614 shares of MAPCO Common Stock were outstanding, of which 54,801,519 shares were held by non-affiliates.
================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
          BUSINESS OF MAPCO...........................................    1
          NATURAL GAS LIQUIDS.........................................    2
          PROPANE MARKETING...........................................    6
          PETROLEUM REFINING..........................................    8
          RETAIL PETROLEUM............................................   10
          OTHER BUSINESSES............................................   11
          EMPLOYEES...................................................   12
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   13

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   13
Item 6.   Selected Financial Data.....................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
Item 8.   Financial Statements and Supplementary Data.................   32
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   32

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   32
Item 11.  Executive Compensation......................................   35
          PENSION PLAN................................................   39
          EMPLOYMENT CONTINUATION AGREEMENTS..........................   40
          COMPENSATION OF THE BOARD...................................   42
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   42
Item 13.  Certain Relationships and Related Transactions..............   44
          TRANSACTIONS WITH MANAGEMENT AND OTHERS.....................   44

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   45
SIGNATURES............................................................   49
          INDEPENDENT AUDITORS' REPORT................................  F-1
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
          REGISTRANT..................................................  S-1

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

     On November 24, 1997, the Company announced that it had entered into an agreement and plan of merger, as amended as of January 25, 1998 (the "Merger Agreement"), with The Williams Companies, Inc. ("Williams") under which MAPCO will become a wholly-owned subsidiary of Williams (the "Williams Merger"). Under the Merger Agreement, each share of MAPCO common stock and associated preferred stock purchase rights outstanding prior to the Williams Merger will be exchanged for 1.665 shares of Williams common stock and .555 associated preferred stock purchase rights (after giving effect to Williams two-for-one stock split on December 29, 1997) upon consummation of the Williams Merger. The proposed Williams Merger will be completed only if a number of conditions are met or waived, including obtaining (i) the approval of the stockholders of Williams and MAPCO and (ii) receipt of necessary governmental approvals. Consummation of the proposed Williams Merger is expected in the first quarter of 1998. Reference is made to the Joint Proxy Statement/Prospectus of MAPCO and Williams dated January 27, 1998 for a complete description of the Merger Agreement and the transactions contemplated thereby.

     In connection with the Williams Merger, also in November 1997, the Company amended its Rights Agreement under which the Company has a one-half Right outstanding for each outstanding share of MAPCO common stock as described in
Note 11 to the Consolidated Financial Statements in this Report. This amendment will effectively prevent the Rights from becoming exercisable as a result of the Williams Merger and the consummation of the other transactions contemplated by the Merger Agreement and provides that all outstanding Rights will expire immediately prior to the effective time of the Williams Merger.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company may have included certain forward-looking statements in this Report and includes this provision pursuant to the "safe harbor" provisions of the Private Securities Reform Act of 1995. Whenever, in this Report, the Company or its management express an expectation or belief as to future results or future events, while made in good faith and with a reasonable basis based on information currently available to the Company's management, there is no assurance that the statement of expectation or belief will be achieved or accomplished. Various risk factors could cause actual results and events to vary significantly from those expressed in any forward-looking statement.

     Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and stockholder value of MAPCO may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond MAPCO's ability to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements.

     Stockholders of the Company should understand that the following important factors, in addition to those discussed elsewhere in this Report, could affect the future results of the Company, and could cause results to differ materially from those expressed in such forward-looking statements: (i) the effect of economic conditions and interest rates on a national, regional or international basis;
(ii) the financial resources of, and products available to, competitors; (iii) changes in laws and regulations, including changes in accounting standards; (iv) changes in the securities markets; (v) the timing of the implementation of changes in operations to effect cost savings; (vi) opportunities that may be presented to and pursued by Williams following the Merger; (vii) completion of construction projects within cost and timing plans; and (viii) the capacity of constructed assets to function as designed. In addition, future utilization of pipeline capacity will depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas and petroleum product demand and weather conditions, among other things. Further, gas prices which directly impact transportation and gathering and processing throughput and operating profits may fluctuate in unpredictable ways.

BUSINESS UNIT INFORMATION

     MAPCO's business is divided into the following business unit reporting structures:

         BUSINESS UNIT                 BUSINESS ACTIVITY INCLUDED WITHIN BUSINESS UNIT
         -------------                 -----------------------------------------------
Natural Gas Liquids............  Liquid Petroleum Gas ("LPG") Distribution, NGL Trading,
                                 Pipeline Operations, Fractionation and Underground Storage.
Propane Marketing..............  Wholesale and Retail Marketing of Propane and Appliances.
Petroleum Refining.............  Refining, Wholesale Marketing and Crude and Refined Products
                                 Trading.
Retail Petroleum...............  Retail Marketing and Convenience Store Operations.
Other..........................  Mobile Information Systems and Bundled Services for
                                 Commercial Fleets.

     Financial information about MAPCO's continuing business units for each of the three years in the period ended December 31, 1997 is set forth in Note 14 to the consolidated financial statements on page F-22 and Management's Discussion and Analysis of Financial Condition and Results of Operations on page 16.

                              NATURAL GAS LIQUIDS

GENERAL

     The Natural Gas Liquids business unit operations include the transportation and sale of NGLs as well as pipeline transportation of anhydrous ammonia, refined petroleum products and crude oil. The NGL business unit operations also include fractionation and underground storage systems. The 1997 Natural Gas Liquids revenues were $750.6 million and operating profit was $183.6 million compared to $716.4 million of revenues and $137.1 million of operating profit in 1996. Operating profit in 1997 includes a $66.0 million gain on the sale of MAPCO's interest in the West Panhandle field.

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

     MAPCO buys, sells and exchanges domestic and imported NGLs in the Midwest, Gulf Coast and Rocky Mountain regions. MAPCO purchases all of its NGLs from outside sources and sales are made under both short and long-term arrangements.

     NGL sales and purchases for 1997 averaged 77,947 barrels per day compared with 73,696 barrels per day in 1996. The supply of and demand for NGLs can materially affect the volume of product available to MAPCO and also the market for such product.

MID-AMERICA PIPELINE

     Mid-America Pipeline Company ("Mid-America"), a wholly-owned subsidiary of MAPCO Natural Gas Liquids Inc., owns and operates 7,668 miles of pipeline and related pumping, metering and storage facilities. The main system consists of 7,636 miles of pipeline; the remaining 32 miles is the portion of the pipeline which runs from near Collierville, Tennessee to MAPCO's Refinery in Memphis, Tennessee.

     The Mid-America pipeline system transports NGLs which consist of the following: propane used as fuel and petrochemical feedstock; butane and natural gasoline used as refinery and petrochemical feedstock; ethane-propane mixtures and ethylene used as petrochemical feedstock; and mixed NGLs for further fractionation. The pipeline system consists of 7,636 miles of pipe varying in diameter from two to twelve inches. The main line of this pipeline system runs from the Wyoming-Utah Overthrust Belt area through the northwestern New Mexico portion of the Four Corners area to near Hobbs, New Mexico, and from Hobbs to Conway, Kansas, where it branches into east and west legs. The west leg extends to near Minneapolis, Minnesota, and the east leg leads to near Janesville, Wisconsin. Spurs from these legs extend into southeast Kansas, Iowa and Illinois.

     Mid-America also transports crude oil from St. James, Louisiana to Memphis, Tennessee. This crude oil is transported in pipeline space leased by Mid-America in the Capline Pipeline system which extends from St. James to near Collierville, Tennessee. Crude oil is then transported through a 45-mile pipeline, operated and partially owned (32 miles only) by Mid-America to MAPCO Petroleum's Memphis Refinery. In order to increase throughput of crude to the Company's Memphis Refinery, the pipeline was looped in the Fall of 1996. This process increased the length of the line by 13 miles. Effective January 1, 1996, the Mid-America space on the Capline System was leased by the Petroleum Refining business unit.

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

RIO GRANDE PIPELINE

     In November 1995, Juarez Pipeline Company (a wholly-owned subsidiary of Mid-America), Amoco Rio Grande Pipeline Company and Navajo Southern Inc. formed a partnership under the name Rio Grande Pipeline Company ("Rio Grande"). Rio Grande transports NGLs from Mid-America's Hobbs Station in Texas and other Mid-America origins to the Pemex Gas y Petroquimica Basica ("Pemex") Mendez terminal in Ciudad Juarez, Mexico through a 244 mile, 8-inch pipeline. The Mexican customer purchasing the NGLs is PMI Trading Company. The partnership pipeline connects with the Mid-America NGL system through an 8-inch line purchased from Navajo Pipeline Company running from west of Odessa, Texas to near El Paso,

Texas. Construction of a new 8-inch pipeline connecting the 8-inch Navajo line to the Pemex terminal in Ciudad Juarez and additional facilities at the Pemex terminal to efficiently receive incoming shipments was completed in 1997. Rio Grande is operated by Mid-America (under contract with Rio Grande) and first shipments on the new pipeline system began in March 1997.

DISCOVERY PRODUCER SERVICES

     In February 1997, MAPCO Energy L.L.C., a Delaware limited liability company wholly-owned by MAPCO ("MAPCO Energy"), formed a joint venture with Texaco Exploration and Production Inc. ("Texaco") under the names Discovery Producer Services, LLC and Discovery Gas Transmission LLC ("Discovery"), which owns and operates the Discovery Project. Discovery has constructed a 150-mile pipeline varying in diameter from 12 inches to 30 inches to transport natural gas from offshore discovery wells in the Gulf of Mexico to gas processing and fractionation facilities in southern Louisiana. First shipments on the new pipeline began in December 1997. The joint venture is also constructing a cryogenic gas processing plant with a capacity of approximately 600 million cubic feet of gas per day near Larose, Louisiana, and will expand a natural gas liquids fractionator in Paradis, Louisiana. The project's gas processing plant and fractionator are both expected to be fully operational by July 1998. MAPCO Energy and Texaco each own 50% of the joint venture and a Texaco affiliate is the operator. MAPCO Energy's net investment in the Discovery Project in 1997 was $59.3 million, which included total expenditures of $126.7 million, net of $67.4 million of MAPCO Energy's share of the external financing secured by the joint venture. Its investment in 1998 is expected to be $19.6 million, which will include total expenditures of $53.5 million, net of $33.9 million of MAPCO Energy's share of the joint venture's expected external financing.

ALLIANCE PIPELINE

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

OTHER TRANSPORTATION AND DISTRIBUTION ARRANGEMENTS

     On August 1, 1997, MAPCO announced that it had reached an understanding with Enterprise Products Company ("Enterprise") to provide a groundwork for the formation of a joint venture for the development of a natural gas liquids transportation and distribution system. It is anticipated that this system will be capable of distributing product from key NGL sources in southern Louisiana with direct connections to major NGL markets, including the Louisiana river markets, Lake Charles, Louisiana and Mont Belvieu, Texas. The parties executed a Memorandum of Understanding ("MOU") setting forth the principal terms being considered with respect to proposed NGL opportunities. The MOU was scheduled to expire of its own terms on December 31, 1997 but has been extended to March 31, 1998.

LIQUID MOVEMENTS

     The following table summarizes the Mid-America, Ammonia and Seminole Systems' total movements of liquids in millions of barrel miles (barrels of liquids times number of miles transported) and revenue per 100 barrel miles for each of the past five years:

                                                 BARREL MILES (IN MILLIONS)
                                              AND REVENUE PER 100 BARREL MILES
                                       -----------------------------------------------
                                        1997      1996      1995      1994      1993
                                       -------   -------   -------   -------   -------
Natural Gas Liquids..................  140,391   133,122   108,476   109,854    95,568
Anhydrous Ammonia....................    3,777     3,610     3,505     3,851     3,587
Crude Oil and Refined Products.......      771       894*    4,787     5,215     4,971
                                       -------   -------   -------   -------   -------
          Total......................  144,939   137,626   116,768   118,920   104,126
                                       =======   =======   =======   =======   =======
Revenue Per 100 Barrel Miles.........     18.3c     19.2c     18.8c     18.7c     19.2c
                                       =======   =======   =======   =======   =======

---------------

* Effective January 1, 1996, space previously leased by the NGL business unit on the Capline System was leased by the Petroleum Refining business unit.

     The Mid-America, Ammonia and Seminole Systems operate as common carriers. The single largest shipper accounted for 20% of pipeline transportation revenues during 1997. Total pipeline deliveries in 1997 were 289 million barrels, compared with 288 million barrels in 1996.

LIQUIDS SUPPLY

     The United States Department of Energy estimates of total proved reserves of NGLs for Mid-America's and Seminole's source of supply areas in Texas, New Mexico, Oklahoma, Kansas, Colorado, Wyoming and Utah are as follows:

                                                              TOTAL INDUSTRY RESERVES
                                                              IN MILLIONS OF BARRELS
                                                              -----------------------
December 31, 1993...........................................        4,172
December 31, 1994...........................................        4,145
December 31, 1995...........................................        4,207
December 31, 1996...........................................        4,421
December 31, 1997...........................................    not available

     Mid-America's and Seminole's supply areas are also served by other pipelines.

NGL PRODUCTION

     During 1996, MAPCO Natural Gas Liquids Inc. ("MNGL") owned certain liquefiable hydrocarbons in natural gas in the West Panhandle gas field of Texas. The liquids produced in the field were moved through MNGL's Mid-America and Seminole pipeline systems to Midwestern and Gulf Coast markets. MNGL's West Panhandle field gas supplier had taken more than its percentage ownership share of the field's production. The cumulative effect of this acceleration in gas taken had resulted in the Westpan operations having a 31 billion cubic feet and $30 million over-take position as of December 31, 1996. MAPCO sold all of its interests in the West Panhandle field to Westpan NGL Co., a subsidiary of Mesa Operating Company ("Mesa") effective January 1, 1997. In connection with the sale, MAPCO was released from liability for its share of prior NGL "over-takes." As part of the transaction, MAPCO has continued to purchase Mesa's liquids produced from the field and will continue to transport the liquids on its Mid-America Pipeline System.

UNDERGROUND STORAGE

     Underground storage facilities for NGLs are owned or operated by MAPCO at locations along its pipeline system in the states of Iowa, Kansas, Nebraska, Oklahoma and Texas. The capacity of these facilities at December 31, 1997, was approximately 19.3 million barrels. Other storage operations compete with MAPCO for storage leasing in the Conway and Hutchinson, Kansas areas.

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

     The Natural Gas Liquids business unit did not incur in 1997 and does not anticipate to incur in 1998 any material capital expenditures for environmental control facilities.

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

     Revenues in 1997 for the Propane Marketing business unit were $413.4 million, compared to $429.5 million in 1996. Propane Marketing's operating loss in 1997 was $6.2 million compared to an operating profit of $65.0 million in 1996, which included a $20.8 million gain on the sale of propane and fertilizer assets to CENEX, referred to below.

     The retail marketing of propane and appliances is carried on under the trade name "Thermogas" through 163 Company-owned and operated retail plants in 18 states in the upper Midwest and the Southeast regions of the United States. Propane is also supplied to dealers operating in the same area, as well as to wholesale outlets and industrial accounts. Wholesale appliances are sold through a distributorship to customers in the

Midwest. Based upon published industry data, Thermogas is currently the fourth largest retail propane marketer in the United States selling propane to more than 350,000 customers. In 1997, MAPCO sold 297.2 million gallons of retail propane compared to 331.4 million gallons in 1996.

     Approximately 60% of the propane sold by MAPCO in 1997 was acquired from outside sources. The largest outside propane supplier accounted for approximately 25% of such outside purchases during 1997. MAPCO's propane supply arrangements are standard for the industry with prices being subject to adjustment in accordance with changes in industry-wide market price levels.

     In March 1996, the Propane Marketing business unit sold its Iowa propane and liquid fertilizer assets to CENEX Inc. ("CENEX"). The transaction, which was completed on March 29, 1996, also involved the sale to CENEX of the remaining Thermogas liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin. Sales and operating revenues for the assets involved in this transaction were $24 million and $69 million in 1996 and 1995, respectively, and operating profit was $2 million in 1996 and $7 million in 1995.

     Effective January 1, 1997, the Propane Marketing business unit acquired the assets and operations of Gas Supply, Inc., an independent wholesale propane company based in Minneapolis, Minnesota, for approximately $7 million plus working capital. The acquisition has been used to expand MAPCO's current wholesale propane marketing activities under the name "Gas Supply." In 1997, Gas Supply Inc. marketed approximately 194 million gallons of propane in the Central and Northeastern United States compared to 107 million gallons in 1996. MAPCO also acquired Gas Supply Inc.'s related product sales business, a construction company, a 40,000-barrel storage facility and a rail car and truck terminal in Rosemont, Minnesota.

     During 1997, MAPCO acquired 19 propane companies at a cost of approximately $38.5 million. These companies, with combined sales during 1996 of over 35.8 million gallons of propane and other related products, have market areas in Alabama, Arkansas, Florida, Illinois, Indiana, Minnesota, Missouri, North Carolina, Oklahoma, South Dakota and Wisconsin.

     In September 1997, MAPCO launched a new company, Thermogas Energy, LLC, whose purpose is to form joint ventures with rural electric cooperatives and municipal utilities to market and distribute propane. As of December 31, 1997, Thermogas Energy, LLC, had completed joint ventures with two rural cooperatives in the state of Kentucky. Thermogas Energy, LLC is wholly-owned by Thermogas.

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

     The retail propane business is largely seasonal due to its primary uses for home heating and crop drying. Accordingly, sales and operating profits are concentrated in the fall and winter months. The Propane Marketing business unit enjoys certain competitive advantages in its marketing areas due to name recognition and by offering a wide array of competitive products and services.

REGULATIONS AND ENVIRONMENTAL MATTERS

     The Propane Marketing business is not highly regulated or environmentally sensitive; however, it is the policy of the Propane Marketing business unit to comply with such laws and regulations as applicable. The Propane Marketing business unit did not incur in 1997 and does not anticipate to incur in 1998 any material capital expenditures for environmental control facilities.

                               PETROLEUM REFINING

GENERAL

     The Petroleum Refining business unit operates two refining and marketing systems: the Alaska System and the Mid-South System. The Alaska System includes a Company-owned refinery which is situated on land leased from the state of Alaska at North Pole, Alaska, a terminal facility at Anchorage, Alaska, which is situated on land leased from the Alaska Railroad Corporation under two long-term leases, and the wholesale marketing of refined petroleum products. The Mid-South System includes a Company-owned refinery at Memphis, Tennessee and the wholesale and spot marketing of refined petroleum products.

     The 1997 Petroleum Refining business unit revenues were $2,308.4 million and operating profit was $96.8 million compared to $1,813.4 million of revenues and $63.9 million of operating profit in 1996.

ALASKA SYSTEM

     MAPCO's refinery, located near Fairbanks at North Pole, Alaska (the "North Pole Refinery"), is the largest refinery in the state. The refinery is owned by MAPCO but is situated on land leased by MAPCO from the state of Alaska under a long-term lease which is not scheduled to expire until 2025 and is renewable by the Company at that time. The refinery is located approximately two miles from its supply point for crude oil, the Trans-Alaska Pipeline System ("TAPS"). The North Pole Refinery's processing capability is approximately 136,000 barrels per day. At maximum crude throughput, 46,000 barrels per day of refined product can be produced. These products are jet fuel, gasoline, diesel fuel, heating oil, fuel oil, naphtha and asphalt. MAPCO markets more than 44,600 barrels per day of these refined products to Alaska, Western Canada and the Pacific Rim. MAPCO's principal market for these products in Alaska is to wholesale, commercial, industrial and governmental customers and to MAPCO's Retail Petroleum business unit operations. MAPCO's Retail Petroleum business unit operations, as described below, accounted for about 10% of the North Pole Refinery's 1997 product sales volume and 76% of the Refinery's gasoline production. In 1997, average throughput at the North Pole Refinery was 132,238 barrels per day of crude oil which resulted in the average production of 44,524 barrels per day of petroleum products compared to 132,912 barrels per day of average crude throughput and average production of 45,599 barrels per day of petroleum products in 1996. MAPCO is in the process of constructing a third crude unit at the North Pole Refinery that will produce an additional 17,000 barrels per day of refined products, including 14,000 barrels per day of jet fuel. The project is expected to be completed in the fourth quarter of 1998 at an estimated cost of $70 million.

     The North Pole Refinery's crude oil is purchased from the state of Alaska or is purchased or received on exchanges from crude oil producers. The North Pole Refinery has an agreement with the state of Alaska for the purchase of royalty oil which is scheduled to expire on December 31, 2003. The agreement provides for the purchase of up to 35,000 barrels per day (approximately 27% of the North Pole Refinery's supply) of the State's royalty share of crude oil produced from Prudhoe Bay, Alaska. These volumes, along with crude oil either purchased from crude oil producers or received under exchange agreements, are utilized as throughput in the production of products at the Refinery. Approximately 34% of the throughput is refined and sold as finished product and the remainder of the throughput is returned to the TAPS and either delivered to repay exchange obligations or sold.

MID-SOUTH SYSTEM

     MAPCO's refinery in Memphis, Tennessee ("Memphis Refinery") is the only refinery in the state of Tennessee and has a throughput capacity of approximately 120,000 barrels per day. In 1997, the Memphis Refinery processed an average 110,855 barrels per day compared to 100,730 barrels per day in 1996. On July 22, 1997, MAPCO announced plans to construct a splitter at the Mid-South Refinery that will increase the refinery's capacity for propylene production from the current 2,000 barrels per day to 6,000 barrels per day of the high margin product. The refinery started production on January 19, 1998, of an incremental 2,000 barrels per day of refinery grade propylene and expects to increase production by another 2,000 barrels per day by the end of 1998. Expenditures for this project are expected to be approximately $20 million.

     Products produced by the Memphis Refinery are gasoline, low sulfur diesel fuel, jet fuel, K-1 kerosene, propylene, No. 6 fuel oil, propane and elemental sulfur. These products are exchanged or marketed primarily in the Mid-South region of the United States to wholesale customers, such as industrial, governmental and commercial consumers, jobbers, independent dealers, other refiner/marketers and to MAPCO's Retail Petroleum business unit. Sales to MAPCO's Retail Petroleum business unit operations accounted for about 12% of the Memphis Refinery's 1997 sales volume; the largest single customer accounted for approximately 17% of total sales. During 1997, the Memphis Refinery's gasoline sales to MAPCO's Retail Petroleum business unit were 10% of the Refinery's gasoline production.

     The Memphis Refinery has access to crude oil from the Gulf Coast via common carrier pipeline and by river barges. In addition to domestic crude oil, the Memphis Refinery has the capability of receiving and processing certain foreign crudes. During 1997, the majority of the crude oil processed at the Memphis Refinery was purchased from various suppliers on a posted-plus price basis. Although this method of purchase reduces the financial effect of volatile crude oil markets, the financial results of the Refinery may be significantly impacted by changes in the market prices for crude oil and refined products. MAPCO cannot with any assurance predict the future of crude oil and product prices or their impact on the financial results of the Petroleum Refining business unit.

CRUDE OIL TRADING

     MAPCO buys, sells and exchanges domestic and foreign crude oil to supply its refinery systems in Tennessee and Alaska. MAPCO purchased and sold an average of 93,676 barrels per day of refined petroleum products in 1997 compared to 35,208 barrels per day in 1996.

     In July 1997, MAPCO acquired a 100% ownership interest in Lexas Oil, L.L.C. ("Lexas") which had been an unconsolidated 50%-owned entity since 1995. Lexas's principal operations include the trading of petroleum and petroleum-related products.

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

     The Petroleum Refining business unit incurred approximately $3.0 million in capital expenditures for environmental control facilities in 1997 and has budgeted $6.0 million in capital expenditures for environmental control facilities in 1998. Such expenditures are not deemed by the business unit to be material.

     See "Legal Proceedings," Item 3 beginning on page 12 for information concerning environmental proceedings connected with the Petroleum Refining business unit.

                                RETAIL PETROLEUM

     MAPCO, primarily under the brand name "MAPCO Express," is engaged in the retail marketing of gasoline, diesel fuel, other petroleum products, convenience merchandise, restaurants and deli fast food items at 207 stores and interstate travel centers in eight Southeastern states and in Texas and at 25 stores in Anchorage, Fairbanks and southeastern Alaska. MAPCO Express stores represent 38 percent of the convenience store market in Alaska. Effective May 21, 1997, MAPCO acquired 19 retail convenience stores located primarily in the Nashville, Tennessee market from EZ-Serve Inc. at a cost of $12 million. The Company has also announced a retail expansion program which will add 25 new MAPCO Express stores and travel centers in 1998. All of the motor fuel sold by MAPCO Express stores is supplied either by exchanges or directly from either the Memphis or North Pole Refineries.

     Revenues in 1997 for the Retail Petroleum business unit were $733.2 million, compared to $714.9 million in 1996. Operating profit in 1997 was $11.8 million, compared to $30.3 million in 1996.

     MAPCO's stores have been designed to be modern neighborhood-type facilities, attracting convenience-oriented customers with a variety of today's most widely-used products and services. Convenience merchandise and deli fast food accounted for approximately 55% of Retail Petroleum's gross margins in 1997 and 51% in 1996. The Company owns approximately one-half of the properties upon which its stores are located and leases the remainder from third parties.

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

REGULATIONS AND ENVIRONMENTAL MATTERS

     MAPCO's Retail Petroleum business unit is subject to various federal, state and local environmental laws and regulations. It is the policy of MAPCO's Retail Petroleum business unit to comply with such laws and regulations. MAPCO's retail petroleum operations are subject to regulations relating to air emissions, water discharge, waste generation, transportation, storage and disposal, as well as soil and groundwater contamina-tion which may result from spillage or discharge of petroleum and hazardous materials at its retail outlets. Groundwater monitoring and remediation are ongoing at various MAPCO retail outlets to comply with applicable regulations.

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

     The Retail Petroleum business unit incurred approximately $3.6 million in capital expenditures for environmental control facilities in 1997 and has budgeted $4.8 million in capital expenditures for environmental control facilities in 1998. Such expenditures are not deemed by the business unit to be material.

                                OTHER BUSINESSES

     In February 1997, the Company announced the formation of two new businesses, TouchStar Technologies, L.L.C. ("TouchStar") and FleetOne, L.L.C. ("FleetOne"), designed to expand the Company's marketing efforts into mobile information management systems and bundled services for commercial fleets. Other business revenues and operating loss in 1997 were $24.6 million and $8.9 million, respectively. TouchStar specializes in providing information management and combines product measurement, data gathering and dispensing technology with computer hardware and customized software for a total information management solution. TouchStar offers information management systems to track operations and control inventories of energy and other products to improve distribution efficiency and customer service through the use of a mobile, hand-held computer system. In April 1997, TouchStar acquired ACS Data, Ltd., a British company that designs and manufactures hand-held computers and peripherals. In September 1997, TouchStar opened an office in Celaya, Guanajuato, Mexico which markets liquefied petroleum gas technology equipment, under the name of Espagas, S.A. de C.V. FleetOne combines MAPCO's Retail Petroleum and Propane Marketing fleet fueling activities to provide fleet operators with motor fuel, data management and service alternatives to more effectively manage their businesses.

OTHER MATTERS

     On September 10, 1996, the Company completed the disposition of the stock of its former subsidiary companies, MAPCO Coal Inc. and MC Mining Inc. and their respective subsidiaries (the "Coal segment") to Alliance Coal Corporation, a corporation formed by the Beacon Group Energy Investment Fund, L.P., a Delaware limited partnership, and related entities. The assets sold through the stock sale include one surface and six underground mining complexes located in Illinois, Kentucky, Maryland and Virginia, as well as a coal terminal on the Ohio River near Mt. Vernon, Indiana used for the transloading of coal. In connection with the sale, the Company made certain guarantees, indemnifications and representations, and retained certain liabilities; however, management does not expect these items to have a material impact on future results of operations, financial position or cash flows of the Company.

                                   EMPLOYEES

     As of December 31, 1997, MAPCO and its business units had 6,508 employees. Of the total number of employees, 500 were employed in the Natural Gas Liquids business unit; 2,022 in the Propane Marketing business unit; 2,889 in the Retail Petroleum business unit; 555 in the Petroleum Refining business unit; 138 in the TouchStar Technologies and FleetOne businesses; and 404 in the general corporate area. Less than three percent of MAPCO's work force is unionized and covered by collective bargaining agreements. Agreements have been entered into with the Oil Chemical and Atomic Workers Union covering 183 employees in the Petroleum Refining business unit.

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

     Both plaintiffs and defendants have appealed the Dallmeyer judgment to the Court of Appeals for the Fourteenth District of Texas in Harris County. The defendants seek to have the judgment modified in many respects, including the elimination of punitive damages as well as a portion of the actual damages awarded. If the defendants prevail on appeal, it will result in an award significantly less than the judgment, or alternatively, a retrial of the case. The plaintiffs have cross appealed and seek to modify the judgment to increase the total award plus interest to exceed $155 million. In February and March 1998, the Company entered into settlement agreements involving 12 of the 21 plaintiffs to finally resolve their claims against all defendants for an aggregate payment of $8 million. These settlements have satisfied and reduced the judgment on appeal by approximately $33 million.

     Management believes that it has defenses of considerable merit and will vigorously litigate the Dallmeyer appeal or seek a satisfactory settlement to the Company, but is not able to predict the ultimate outcome of this matter at this time. The Company has accrued a liability representing an estimate of amounts it may incur to finally resolve all litigation and has also recorded a receivable which corresponds to the remainder of its insurance coverage to be reimbursed by its insurance carrier. Management is unable to estimate a range of loss beyond the amount accrued. Resolutions unfavorable to the Company could result in liabilities and charges materially in excess of the amount accrued.

ENVIRONMENTAL

  Memphis Refinery

     In 1993, the Environmental Protection Agency ("EPA"), Region IV, conducted an inspection of MAPCO Petroleum Inc.'s ("MPI") Memphis Refinery to evaluate the refinery's compliance status under the New Source Performance Standards ("NSPS") promulgated under Section 111 of 42 U.S.C. sec. 7411. Following the inspection, the EPA issued a Notice of Violation to MPI dated May 5, 1994. This notice requested that MPI respond with requested information relevant to various alleged Clean Air Act violations. MPI furnished the requested information and, during 1995 and 1996 negotiations between MPI and the EPA resulted in a final settlement under which MPI paid the EPA a penalty of $95,000, and, in 1997, MPI completed three Supplemental Environmental Projects. The Consent Decree was signed by the judge on March 28, 1997, and entered by the court on March 31, 1997.

  North Pole Refinery

     During 1993, the EPA, Region X conducted a multimedia inspection at MAPCO Alaska Petroleum Inc.'s ("MAPI") North Pole Refinery located near Fairbanks, Alaska. Following the inspection, the EPA issued two Information Requests relating to New Source Performance Standards ("NSPS"). In 1995, the U.S. Department of Justice, Environmental and Natural Resources Division also served written notice upon MAPI of civil claims under the NSPS of the Clean Air Act. The Department of Justice offered to defer litigation if MAPI would enter into settlement negotiations.

     After over a year of settlement discussions, MAPI reached agreement with the Department of Justice and the EPA, Region X. Under the terms of the Consent Decree, MAPI paid a penalty of $425,000 in December 1996, and performed two Supplemental Environmental Projects having a total cost of approximately $397,000 in 1997.

SEC TRADING INVESTIGATION

     After the announcement of the proposed merger with The Williams Companies Inc., the Company received inquiries from the Securities and Exchange Commission and the New York Stock Exchange concerning pre-announcement trading in the Company's securities. The Company is cooperating with the investigations. It has made partial responses to the inquiries, including information concerning transfers by certain Company employees into a fund invested exclusively in MAPCO stock which is part of the Company's 401(k) plan for salaried employees.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information regarding the market for MAPCO's common equity and related stockholder matters is set forth herein at page 31.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table contains selected financial data for the years indicated, restated to reflect discontinued operations and a two-for-one stock split effected in the form of a stock dividend from shares held as treasury stock, both occurring in 1996 (in millions, except per share data):

                                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                            1997(A)         1996          1995        1994(G)         1993
                                            --------      --------      --------      --------      --------
INCOME STATEMENT DATA:
Sales and Operating Revenues..............  $3,847.5      $3,353.1      $2,856.6      $2,663.8      $2,300.9
Income from Continuing Operations.........  $  104.5(C)   $  130.2(D)   $   64.2(E)   $   50.2(F)   $   91.8
Income (Loss) from Discontinued
  Operations(B)...........................  $   (6.3)     $  (32.7)     $   10.5      $   28.9      $   35.2
Cumulative Effect of Change in Accounting
  Principle...............................  $   (1.3)           --            --            --            --
Net Income................................  $   96.9      $   97.5      $   74.7      $   79.1      $  127.0
PER SHARE DATA:(H)
Basic Earnings per Common Share:
  Income from continuing operations.......  $   1.91      $   2.27      $   1.08      $    .84      $   1.53
  Income (loss) from discontinued
    operations............................  $   (.12)     $   (.57)     $    .18      $    .48      $    .59
  Cumulative effect of change in
    accounting principle..................  $   (.02)           --            --            --            --
  Net income..............................  $   1.77      $   1.70      $   1.26      $   1.32      $   2.12
Diluted Earnings per Common Share:
  Income from continuing operations.......  $   1.88      $   2.26      $   1.08      $    .83      $   1.52
  Income (loss) from discontinued
    operations............................  $   (.12)     $   (.57)     $    .17      $    .48      $    .58
  Cumulative effect of change in
    accounting principle..................  $   (.02)           --            --            --            --
  Net income..............................  $   1.74      $   1.69      $   1.25      $   1.31      $   2.10
Pro Forma amounts assuming retroactive
  application of accounting change:
  Income from continuing operations.......  $  103.8      $  129.6      $   64.2      $   50.2      $   91.8
  Net Income..............................  $   97.5      $   96.9      $   74.7      $   79.1      $  127.0
Cash Dividends Declared per Common
  Share...................................  $   0.60      $  0.525      $   0.50      $   0.50      $   0.50
BALANCE SHEET DATA:(J)(K)
Property, plant and equipment -- net......  $1,481.2      $1,356.9      $1,312.0      $1,200.6      $1,092.6
Total Assets..............................  $2,407.7      $2,170.7      $2,282.7      $2,115.6      $1,912.8
Long-term Debt (excluding current
  maturities).............................  $  786.2      $  608.4      $  801.0      $  720.9      $  585.5
Stockholders' Equity......................  $  670.7(I)   $  603.6(I)   $  642.3      $  622.6      $  574.3
RATIO OF EARNINGS TO FIXED CHARGES(L).....       3.7           4.4           2.6           2.4           3.8

---------------

(A) On November 24, 1997, MAPCO Inc. and The Williams Companies, Inc. ("Williams") announced that they had entered into a definitive merger agreement, as amended as of January 25, 1998, in which MAPCO will become a wholly-owned subsidiary of Williams in a non-taxable, stock-for-stock transaction which is expected to be accounted for as a pooling of interest under Accounting Principles Board Opinion No. 16. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(B) In June 1996, the Company concluded that it would sell substantially all of its Coal business to Alliance Coal Corporation ("Alliance"), a corporation formed by Beacon Group Energy Investment Fund L.P. and related entities. The transaction was completed on September 10, 1996, with an effective date of July 31, 1996. The selected historical consolidated financial data have been prepared to present operating results of the operations sold to

     Alliance as discontinued operations. For additional information, see Note 3 of the Notes to Consolidated Financial Statements.

(C) Effective January 1, 1997, MAPCO sold its interest in the natural gas liquids and condensate in the West Panhandle field to Westpan NGL Company, a subsidiary of MESA Operating Company, for $66.0 million. The Company recognized a gain of $66.0 million on the transaction in the first quarter of 1997 as MAPCO had no book value in the interest sold. Income from continuing operations included $39.5 million from this transaction. See
     Note 4 of Notes to Consolidated Financial Statements for additional information.

(D) In January 1996, the Company signed an agreement to sell its Thermogas Iowa propane and liquid fertilizer assets as well as its remaining liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin to CENEX, Inc. ("CENEX"). The sale of assets to CENEX was completed on March 29, 1996. Income from continuing operations included $12.8 million ($20.8 million pre-tax) from this transaction. See Note 4 of Notes to Consolidated Financial Statements for additional information.

(E) Income from continuing operations in 1995 includes a charge for severance and early retirements associated with reorganizations of $6.5 million ($10.3 million pre-tax). See Note 13 of Notes to Consolidated Financial Statements for additional information.

(F) Income from continuing operations in 1994 includes a charge of $44.0 million ($68.7 million pre-tax) related to the settlement of a long-standing dispute with the State of Alaska relative to its royalty oil purchase agreements.

(G) On September 1, 1994, MAPCO completed the acquisition of certain assets of Emro Propane Company. The purchase price included a $186 million cash payment and the transfer to Emro Marketing Company of the retail convenience store assets of MAPCO Florida Inc.

(H) On September 30, 1996, a two-for-one stock split effected in the form of a stock dividend from shares held as treasury stock was distributed. Earnings Per Common Share and Cash Dividends Declared per Common Share have been restated for the effect of the stock split. Actual Cash Dividends declared per share were $1.00 in years 1993 through 1995. In 1997, MAPCO adopted FAS 128 which changed the presentation of per share amounts from prior years. All per share amounts have been restated for the effect of this change.

(I) In the fourth quarter of 1996, equity put options that entitle the holder, upon exercise, to sell shares of Common Stock to the Company at a specified price, were sold in a series of private placements. At December 31, 1997 and 1996, Stockholders' Equity was reduced by $12.3 million and $16.7 million, respectively, as a result of the unexpired equity put options. All of the outstanding options at December 31, 1997, expired out-of-the-money during January and February 1998. The Company does not expect to issue any further equity put options.

(J) The Company, and three of its subsidiaries, have been named as defendants in civil action lawsuits in four Texas counties. The suits are associated with a liquefied petroleum gas explosion that occurred on April 7, 1992. See Note 16 of Notes to Consolidated Financial Statements for additional information.

(K) During 1997, 1996, 1995, 1994 and 1993, MAPCO purchased a total of 1,589,354; 2,578,212; 1,163,200; 296,932; and 203,898 shares, respectively, of its common stock on the open market at a cost of $50.2 million, $98.3 million, $31.1 million, $8.7 million, and $6.2 million, respectively. On September 30, 1996, 28,674,812 treasury shares were distributed to stockholders in the form of a two-for-one stock dividend. (All share amounts have been restated to reflect this stock dividend). In the third quarter of 1996, the Board of Directors approved a 7.0 million share stock repurchase plan, representing 12% of the post-split common stock outstanding. As of December 31, 1997, 3,789,606 shares had been purchased under this authorization for $117.9 million and there were 8,405,267 shares of common stock in the treasury. In November 1997, in connection with the announcement of the Company's planned merger with The Williams Company, MAPCO suspended further purchases of treasury stock.

(L) For purposes of the ratio of earnings to fixed charges amounts, (i) earnings consist of income from continuing operations before fixed charges, minority interest expense and income taxes for MAPCO and its majority-owned subsidiaries; and (ii) fixed charges consist of interest and debt expense on all indebtedness (without reduction of interest capitalized) and that portion of rental payments on operating leases estimated to represent an interest factor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis may contain forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives and expectations and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements involve known and unknown risks and uncertainties and the Company's actual results may differ materially from those forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information contained in this document. Readers are cautioned that such forward-looking statements should be read in connection with the Company's disclosures under the heading "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" on page 1.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion and analysis of MAPCO Inc.'s ("MAPCO" or the "Company") financial condition, results of operations and cash flow should be read in conjunction with the financial statements and segment information
presented on pages   through   of this report.

                              FINANCIAL CONDITION

CASH GENERATION (USAGE)

     Cash generation (usage) was as follows (in millions):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Net cash provided by continuing operations..................  $  69    $ 241    $ 167
Net cash provided by discontinued operations................     --       22       63
                                                              -----    -----    -----
Net cash provided by operating activities...................     69      263      230
Net cash provided by (used in) investing activities.........   (240)     114     (244)
Net cash provided by (used in) financing activities.........    107     (305)      17
                                                              -----    -----    -----
Cash generation (usage).....................................  $ (64)   $  72    $   3
                                                              =====    =====    =====

     The decrease in cash provided by continuing operations in 1997 was primarily due to reduced operating profit, increased working capital requirements and the payment of $33 million for non-compete agreements entered into with executive officers. The increase in funds provided by continuing operations in 1996 was primarily attributable to increased income by all of MAPCO's business units.

     The decrease in cash provided by discontinued operations in 1996 primarily reflects lower income by the Coal operations due to the sale of those operations at the end of July 1996.

     Capital expenditures and acquisitions in 1997 were $238 million, of which $69 million were for capital items necessary to maintain existing operations. Significant capital expenditures and acquisitions in 1997 included: $39 million for the acquisition (which includes the exchange of $18 million of MAPCO common stock plus $21 million in cash) of various propane marketing businesses, $12 million for the acquisition of 19 convenience stores from EZ-Serve Inc., $11 million for the acquisition of ACS Data LTD., $7 million for the acquisition of the assets of Gas Supply Inc., $28 million to build or remodel convenience stores and travel centers, $21 million for the addition of a propylene splitter, expansion of the alkalization unit, replacement of the fluid catalytic cracker blower and an additional storage tank at the Mid-South Refinery, $17 million to build new plants and implement a new computer system in the Propane Marketing business unit and $6 million for the new gasoline and jet fuel expansion projects at the Alaska Refinery. The proceeds from net assets held for sale includes the $66.0 million received from the sale of MAPCO's interests in the West Panhandle field. Expenditures in 1997 for investments in unconsolidated affiliates were $71 million, which included $59 million for Discovery (net of $68 million of MAPCO's portion of Discovery's financing proceeds), $5 million for the Alliance Pipeline investment and $6 million for the Rio Grande Pipeline venture.

     Capital expenditures and acquisitions in 1996 were $157 million, of which $50 million were for capital items necessary to maintain continuing operations. Included in the $157 million was $22 million for capital expenditures for the discontinued coal operations. Capital expenditures in 1996 also included $12 million for a saturated gas plant expansion at the Memphis Refinery, $9 million for a gasoline expansion project at the North Pole Refinery, $6 million for the acquisition of a propane company in Colorado, $5 million for expansion of the Memphis crude line, $4 million for the expansion of the Hobbs Station in west Texas and $4 million for environmental projects. MAPCO also expended $23 million in 1996 for its investment in the Rio Grande Pipeline joint venture. Cash from investing activities in 1996 included $236 million received from the sale of the Coal segment to Alliance Coal Corporation, a corporation formed by The Beacon Group Energy Investment Fund L.P. ("Beacon") and $43 million from the sale of Thermogas Company's Iowa propane and liquid fertilizer assets to CENEX Inc. ("CENEX").

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

     Cash from financing activities in 1997 included the use of $50 million in cash to purchase 1.6 million shares of treasury stock, $33 million to pay cash dividends and $30 million in payments on long-term debt. In the first quarter of 1997, MAPCO issued $100 million of senior subordinated notes with a coupon rate of 7.25% that are due in 2009 and $100 million of senior subordinated debentures with a coupon rate of 7.70% that are due in 2027.

     Cash from financing activities in 1996 included the use of $161 million in cash to reduce variable-rate borrowings, $98 million to purchase 2.6 million shares of treasury stock, $30 million for cash dividends and $21 million to reduce long-term debt. Part of the proceeds from the sale of the Coal segment were used to pay down debt.

     Cash from financing activities in 1995 included $105 million of borrowings of variable-rate debt, $31 million to purchase treasury stock, $30 million for cash dividends and $27 million to reduce long-term debt.

     Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids'("NGL") subsidiaries to MAPCO. At December 31, 1997, $250 million of net assets were restricted by such provisions, which included $60 million of restricted net assets associated with the Discovery joint venture. At December 31, 1996, $190 million of net assets were restricted by such provisions.

LIQUIDITY AND CAPITAL RESOURCES

     MAPCO's primary sources of liquidity are its cash and cash equivalents, internal cash generation, and external financing, including its long-term leasing arrangement. At December 31, 1997, MAPCO's cash and cash equivalents were $41 million compared to $105 million at December 31, 1996.

     MAPCO's external financing sources include its bank credit agreements, its uncommitted bank credit lines, its ability to issue public or private debt, including commercial paper, and its leasing arrangement. MAPCO's bank credit agreements represent a total committed line of credit of $400 million which expires in March 2002. The bank credit agreement serves as a back-up for outstanding commercial paper and for borrowings against bank money market lines. As of December 31, 1997 and 1996, no borrowings were outstanding under the bank credit agreement.

     In 1996, the Company entered into a long-term lease arrangement to accommodate the acquisition and construction of certain assets. Leases, which will be entered into under the master lease arrangement, will be for seven year terms. Rent payable under the lease is based on the amounts spent for acquisition or construction of assets and the lessor's cost of funds. After the non-cancelable lease term, the arrangement may be extended by agreement of the parties, or the Company may purchase or arrange for the sale of the assets. As of December 31, 1997, all of the $100 million commitment remained available under the lease.

     In 1990, MAPCO filed a shelf registration statement with the Securities and Exchange Commission ("SEC") providing for the issuance of up to $400 million of debt securities. As of December 31, 1997, MAPCO had outstanding $264 million of Medium Term Notes issued pursuant to this registration. The remaining amount of debt securities authorized under this registration was deregistered during 1997. On January 31, 1997, MAPCO filed a shelf registration with the SEC providing for the issuance of up to $500 million of debt and equity securities. The Company issued $200 million of medium and long-term notes under that registration during the first quarter of 1997. The proceeds from that debt issuance were used for general corporate purposes, including working capital, capital expenditures, reduction of other debt and acquisitions.

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

     In the third quarter of 1996, the Company announced a four-point plan approved by the Board of Directors, which included the repurchase of up to 7.0 million shares, or twelve percent of post-split outstanding stock, a twenty percent dividend increase and a two-for-one stock split. The two-for-one stock split, effected in the form of a stock dividend from shares held as treasury stock, was distributed on September 30, 1996, to shareholders of record on September 16, 1996. As of December 31, 1997, 3.8 million shares have been repurchased under this authorization for $118 million. The share repurchase program was suspended on December 4, 1997, by a resolution of MAPCO's Board of Directors which rescinded all previous authority to purchase shares of the Company's common stock. This action was taken in conjunction with the announcement of MAPCO's pending merger with the Williams Company.

     During 1997, the Company sold or extended equity put options on 1.2 million shares of MAPCO's common stock with strike prices ranging from $29 to $32 5/8 per share. During 1996, the Company sold equity put options on 0.6 million shares of MAPCO's common stock with strike prices ranging from $29 to $32 1/2 per share. As of December 31, 1997 and 1996, equity put options on 0.4 million and 0.6 million shares, respectively, remained outstanding. All of the options outstanding at December 31, 1997, expired out-of-the-money during January and February 1998. MAPCO has no plans to issue further equity put options. MAPCO's Board of Directors had given Management the authorization to issue put options on up to 1.5 million shares of MAPCO's common stock.

     On March 29, 1996, the Company sold its Iowa Thermogas propane and fertilizer assets and its remaining liquid fertilizer assets in Arkansas, Illinois, Indiana, Ohio, Minnesota and Wisconsin to CENEX. The transaction resulted in proceeds of $43 million which were used primarily for capital expenditures, share repurchases and general corporate purposes.

     In July 1996, the Company signed an agreement with Beacon to sell substantially all of the net assets of the Coal business. That transaction was finalized on September 10, 1996. Total proceeds from the transaction of $236 million were used to pay down debt.

     Effective January 1, 1997, MAPCO sold its interest in the natural gas liquids and condensate in the West Panhandle field to Westpan NGL Company, a subsidiary of MESA Operating Company, for $66 million. The Company recognized a gain of $66 million on the transaction in the first quarter of 1997 as MAPCO had no book value in the interest sold. As part of the sales agreement, MAPCO was released from its liability for its share of prior natural gas liquids over-takes.

     Effective January 1, 1997, MAPCO acquired the assets of Gas Supply, Inc. ("Gas Supply"), an independent wholesale propane company based in Minneapolis, Minnesota, for approximately $7 million, plus working capital. The acquisition has been used to expand MAPCO's current wholesale propane marketing activities under the trade name "Gas Supply." MAPCO also acquired Gas Supply's related product sales, a construction company, a 40,000-barrel storage facility and a rail car and truck terminal in Rosemont, Minnesota.

     In April 1997, MAPCO acquired ACS Data, Ltd. ("ACS"), a company with headquarters in Manchester, England, at a cost of approximately $11 million. ACS designs and manufactures hand-held computers and peripherals.

     Effective May 21, 1997, MAPCO acquired 19 retail convenience stores located primarily in the Nashville, Tennessee market from EZ-Serve Inc. at a cost of $12 million.

     On April 30, 1997, MAPCO purchased a 5% ownership in the Alliance pipeline project. The Alliance pipeline will construct a 1,900 mile, 36-inch diameter, natural gas pipeline transmission system to carry natural gas and natural gas liquids from western Canada to the Midwestern United States for marketing throughout North America. Alliance's delivery points near Chicago include a natural gas liquids extraction facility proposed by Aux Sable Liquids Products LP, which is adjacent to the northern end of MAPCO's 10,000 mile NGL pipeline network. Construction of the pipeline is expected to begin in the second quarter of 1998 with completion anticipated by year-end 1999.

     During 1997, MAPCO acquired nineteen propane companies at a cost of approximately $39 million. These companies, with combined sales during 1996 of over 35 million gallons of propane and other related products, have market areas in Alabama, Arkansas, Indiana, Minnesota, Missouri, North Carolina, Oklahoma and South Dakota.

     In July 1997, MAPCO announced plans to construct a splitter at the Mid-South Refinery that would increase the refinery's capacity for propylene production from 2,000 barrels per day to 6,000 barrels per day of the high-margin product. The refinery started production on January 19, 1998, of an incremental 2,000 barrels per day of refinery grade propylene and expects to increase production by another 2,000 barrels per day by the end of 1998. Expenditures for this project were $7 million in 1997 and total costs are expected to be approximately $20 million.

     In 1997 MAPCO announced plans to construct a third crude unit at the Alaska Refinery that will produce an additional 17,000 barrels per day of refined products, including 14,000 barrels per day of jet fuel. The project is expected to be completed in the fourth quarter of 1998 at a cost of $70 million.

     In July 1997, MAPCO acquired a 100% ownership interest in LEXAS OIL, LLC, which had previously been an unconsolidated 50%-owned entity since January 1, 1995.

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

     On September 5, 1997, MAPCO announced the opening of its new office under the name of Espagas, S.A. de C.V. ("Espagas") in Celaya, Guanajuato, Mexico and has future plans to open an additional office in Mexico City. Espagas markets liquefied gas (LPG) technology equipment as a part of MAPCO's TouchStar Technologies LLC.

     In September 1997, MAPCO launched a new company, Thermogas Energy, LLC, that will form joint ventures with rural electric cooperatives and municipal utilities to market and distribute propane. As of December 31, 1997, Thermogas Energy, LLC, had completed joint ventures with two rural cooperatives in the state of Kentucky.

     On November 24, 1997, MAPCO Inc. and The Williams Companies, Inc. announced that they had entered into a definitive merger agreement in which MAPCO will become a wholly-owned subsidiary of The Williams Companies, Inc. in a non-taxable, stock-for-stock transaction which is expected to be accounted for as a pooling of interest under Accounting Principles Board Opinion No. 16. See
Note 2 to the Consolidated Financial Statements for additional details.

     Construction for the gas gathering system for the Discovery project has been completed and gas deliveries began in December 1997. The project's gas processing plant and fractionator are under construction and both are expected to be fully operational by July 1998.

     Capital expenditures in 1998 are currently expected to be about $190 million, which includes $93 million of operating necessities and $97 million for expansion projects. MAPCO expects to utilize cash from operations and short-term funding sources, proceeds from the sale of assets as needed and, if needed, proceeds from additional borrowings from the shelf registration statement filed with SEC in 1997 to meet anticipated 1998 capital expenditures. MAPCO's long-term liquidity is expected to increase since cash from operations is anticipated to exceed currently projected capital expenditures, environmental projects, debt service and dividends. MAPCO anticipates that future excess internal cash generation will be used primarily for debt reduction and to fund new capital projects.

     MAPCO's existing debt and credit agreements contain covenants which limit the amount of additional indebtedness the Company can incur. Management believes, however, that MAPCO has sufficient capacity to fund its anticipated needs.

INFLATION

     During the past five years, MAPCO has benefitted from the relatively low rates of inflation experienced in the United States. However, MAPCO's operating costs are influenced to a greater extent by specific price changes in oil and gas and related industries than by changes in general inflation. Crude, refined product and natural gas liquids prices are particularly sensitive to OPEC production levels and/or the attitudes of traders concerning the supply and demand balance in the near future. These costs could increase with a possible adverse effect on MAPCO's profitability. Although every effort will be made to do so, it is possible that MAPCO, like many other companies, may not be able to adjust its sales prices to maintain parity with inflation-driven operating costs.

OTHER

     MAPCO has completed an internal assessment of the applications, engineering systems, technical infrastructure, imbedded systems and other components in regard to the year 2000. During 1997, the Company expensed $1 million of costs associated with modifying MAPCO's internal-use software and hardware for the year 2000 and the projected total costs that will be expensed during 1998 through the year 2000 is expected to be approximately $10 million. In addition, the Company has replaced or is replacing six major applications, including its financial accounting system, pipeline operations system, propane operations system, retail petroleum store reporting system, materials and management system and payroll and human resources system, whose costs are being capitalized. The Company has capitalized $27 million associated with these systems and the total amount which the Company expects to capitalize will be approximately $65 million. The Company expects to have its remediation efforts completed by the end of 1999, and does not expect any material impact on its results of operations, liquidity or financial position due to incomplete or untimely resolution of the year 2000 issue.

     MAPCO is continuing its review of the potential costs or consequences of incomplete or untimely resolution of the year 2000 issue by other entities. The Company is not able, at this time, to determine what impact incomplete or untimely resolution of the year 2000 issue by other entities could have. At this time, the Company has no reason to believe that this issue could materially impact MAPCO's financial position, liquidity or results of operations.

     MAPCO maintains property and liability insurance at limits believed to be sufficient to cover estimated potential risks. Losses up to deductible amounts of the various coverages would not have a material effect on MAPCO's financial position, liquidity or results of operations.

                             RESULTS OF OPERATIONS

     MAPCO's results of operations were significantly influenced by the following major 1997 events:

     - The November 1997 announcement of and pending merger with The Williams Company, Inc.

     - Sale of the Company's natural gas liquids and condensate interests in the West Panhandle field ("Westpan sale"), which was effective January 1, 1997.

     - Warmer-than-normal weather patterns throughout the fall and winter months of 1997.

     - The operations of several start-up companies and the implementation of a number of growth initiatives.

                                INCOME STATEMENT

  1997 Results Compared to 1996

     Income from continuing operations was $105 million in 1997 compared to $130 million in 1996. Excluding a $40 million ($66 million pre-tax) gain on the Westpan sale from 1997 and a $13 million gain ($21 million pre-tax) on the sale of propane and fertilizer assets in 1996 to CENEX ("CENEX sale"), income from continuing operations decreased $52 million, or 44%, from 1996.

     Net income in 1997 was $97 million which included a $6 million loss on disposal of the Coal operations and a $1 million charge for a cumulative effect of a change in accounting principle. The loss on disposal of Coal operations, net of income taxes, was $6 million and includes liabilities recorded in association with certain guarantees made pursuant to the sale of the Coal business in 1996. Net income in 1996 was $98 million which included $15 million of income from the discontinued Coal operations and a $47 million loss on the disposal of the Coal operations. A discussion of the discontinued Coal operations is contained in Note 3 to the consolidated financial statements.

     Diluted earnings per common share from continuing operations, excluding the impact of the Westpan sale from 1997 and the gain on Cenex sale from 1996 results, were $1.17 in 1997 compared to $2.04 in 1996. Diluted weighted average common shares outstanding in 1997 were 55.6 million compared to 57.6 million in 1996.

     Sales and operating revenues by business unit were as follows (in millions):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Natural Gas Liquids.........................................    $  751        $  716
Propane Marketing...........................................       413           430
Petroleum Refining..........................................     2,309         1,813
Retail Petroleum............................................       733           715
Other.......................................................        25            --
Eliminations................................................      (383)         (321)
                                                                ------        ------
                                                                $3,848        $3,353
                                                                ======        ======

     Natural Gas Liquids sales and operating revenues increased $35 million principally due to increased trading sales and pipeline revenues, partially offset by lower Westpan revenues. Trading sales from the Canada operations increased $53 million as those operations had only four months of activity in 1996. Other trading sales decreased $13 million reflecting significantly lower NGL prices in the current year. Pipeline revenues increased $3 million principally due to new plant connections and new customer transportation agreements, partially offset by lower propane heating revenues which were negatively impacted by a poor crop-drying season and above normal temperatures in 1997 compared to colder temperatures in 1996. Revenues decreased $10 million due to the January 1997 sale of MAPCO's interest in West Panhandle field. Of the $35 million increase in NGL's sales and operating revenues, $68 was attributable to increased volumes, partially offset by $33 million decrease in sales attributable to lower prices.

     Propane Marketing sales and operating revenues decreased $17 million. Excluding the impact of the CENEX sale from 1996 operating results, revenues increased $7 million as wholesale sales increased $21 million, partially offset by a $13 million decrease in retail sales. The increase in wholesale sales reflects the impact of additional volumes from the acquisition of Gas Supply in January 1997. The decrease in retail sales was due to decreased volumes and slightly lower prices. Although volume increases were realized from the nineteen acquisitions completed during 1997, these increases were more than offset by decreased demand as a result of unusually warm temperatures throughout Propane Marketing's market areas. Of the $7 million overall increase in Propane Marketing's sales, $8 million was attributable to increased volumes, partially offset by a $1 million decrease in sales attributable to reduced sales prices.

     Petroleum Refining sales and operating revenues increased $496 million, primarily due to increased volumes at the Mid-South Refinery. The increase in sales principally reflects increased demand for petroleum products, aggressive marketing in the Memphis and Ohio River Valley areas and the inclusion of Lexas Oil operations, which prior to July 1997 were unconsolidated. Total Mid-South Refinery sales volumes increased 68 thousand barrels per day, of which 9 thousand barrels per day were supplied through increased production at the refinery and 59 thousand barrels per day through increased purchases of refined product. Sales volumes at the Alaska Refinery increased 4% over 1996 levels, despite the negative impact of fourth quarter 1997 events, which included sharp declines in West Coast prices and the Asian financial crisis. Of the $496 million increase in Petroleum Refining sales, $631 million was attributable to increased volumes, partially offset by a $135 million decrease in sales attributable to lower prices.

     Retail Petroleum sales and operating revenues increased $18 million as increased gasoline and merchandise sales were partially offset by decreased diesel sales. Gasoline sales increased $11 million due to a 13 million gallon increase in sales volumes, primarily attributable to the May 1997 EZ-Serve acquisition, partially offset by the impact of an average 2 cent per gallon decrease in pump prices. Diesel sales decreased $15 million due to a 10 million gallon decrease in volumes and an average 2 cent per gallon decrease in pump prices. The decrease in diesel sales volumes was due to the absence of the Rising Fawn travel center and the discontinuation of the Fuelman operations. The Rising Fawn travel center, which burned during 1996, has been rebuilt and was re-opened on December 1, 1997. The Fuelman operations were discontinued because of the start-up of MAPCO's FleetOne business. Merchandise sales increased $22 million due to the increased store count from the EZ-Serve acquisition and an overall increase in per store merchandise sales.

     Other sales and operating revenues include FleetOne and TouchStar revenues. FleetOne had revenues of $16 million principally from the sale of fuel from unattended fueling sites. TouchStar had revenues of $9 million, primarily from ACS Data Ltd. which was acquired in April 1997.

     Outside purchases and operating expenses by business unit are provided below (in millions):

                                                           YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------
                                                        1997                    1996
                                                ---------------------   ---------------------
                                                 OUTSIDE    OPERATING    OUTSIDE    OPERATING
                                                PURCHASES   EXPENSES    PURCHASES   EXPENSES
                                                ---------   ---------   ---------   ---------
Natural Gas Liquids...........................   $  465       $125       $  401       $138
Propane Marketing.............................      180         91          235         72
Petroleum Refining............................    2,054        113        1,617         97
Retail Petroleum..............................      334        106          320         85
Other.........................................       17         11           --         --
                                                 ------       ----       ------       ----
                                                 $3,050       $446       $2,573       $392
                                                 ======       ====       ======       ====

     Natural Gas Liquids outside purchases increased $64 million because of increased trading purchases. Purchases by the Canadian operations, which had only four months of operations in 1996, increased $52 million. Other trading purchases increased $12 million principally due to increased volumes. Operating expenses decreased $13 million primarily because of the absence of Westpan operating expenses, which were $13 million in 1996. Transportation costs were essentially unchanged as increased power costs, reflecting increased pipeline product movements and higher natural gas prices, were offset by lower property taxes and other costs.

     Propane Marketing outside purchases decreased $55 million. Excluding the impact of the CENEX transaction from 1996 purchases, outside purchases decreased $38 million, primarily due to decreased amounts for propane products. Average wholesale propane costs decreased 11 cents per gallon which reduced outside purchases by $59 million. Purchased propane volumes increased 50 million gallons, or $19 million, partially offsetting the impact of lower prices. Operating expenses increased $19 million; however, excluding the operating expenses related to the assets sold to CENEX, operating expenses increased $23 million. This increase primarily reflects increased salary and wages associated with acquisitions and growth initiatives during 1997 and increased supplies, bad debt, environmental and other costs.

     Petroleum Refining outside purchases increased $437 million as increased purchases by the Mid-South Refinery were partially offset by reduced purchases by the Alaska Refinery. Mid-South purchases increased $446 million and were attributable to increased purchases of crude, reflecting the increased throughput volumes, increased purchases of refined products and the inclusion of Lexas Oil purchases. The Alaska Refinery purchases decreased $9 million reflecting a 379 thousand barrel decrease in throughput which reduced overall crude purchases. Operating expenses increased $16 million due to increased costs by both the Mid-South and Alaska Refineries. Mid-South's operating expenses increased $5 million, primarily due to increased crude throughput. Crude throughput at the Mid-South Refinery increased 10% and operating expenses increased 8% over 1996. Alaska's operating expenses increased $11 million due to planned increases in maintenance activities, including a mini-turnaround on the Sufolane unit and maintenance on the crude tanks and heat exchangers, increased environmental costs and increased bonus, pension and other benefit costs.

     Retail Petroleum outside purchases increased $14 million due to increased purchases of gasoline and merchandise, which were partially offset by decreased purchases of diesel fuel. Purchases of gasoline increased $14 million, reflecting the 13 million gallon increase in gasoline sales for the year. Diesel purchases decreased $15 million due to the decreased sales volumes combined with a 3 cent per gallon decrease in wholesale prices. Merchandise purchases increased $17 million to meet the increase in overall merchandise sales for the year. Operating expenses increased $21 million. Increases in salaries and wages, benefits, advertising, professional services and environmental costs accounted for most of the increase. These increases were the result of the increased store count from the EZ-Serve acquisition, and increased per store expenses associated with the implementation of strategic growth initiatives.

     Other outside purchases of $17 million included fuel purchases by FleetOne and purchases of computer products for resale by TouchStar. Operating expenses of $11 million included the operating costs for ACS Data Ltd, which was acquired during 1997 and start-up costs for FleetOne and TouchStar. FleetOne's start-up costs included termination of Fuelman agreement, consulting charges associated with marketing and business development, software development costs and expenses related to the start-up of operations in Mexico. Start-up expenses for TouchStar included Espagas, TouchStar's new Mexican operations and other salaries and consulting fees.

     Selling, general and administrative ("SG&A") expenses increased $34 million principally due to higher costs in Corporate, Propane Marketing and Petroleum Refining. Corporate's SG&A expense increase was principally the result of increased labor and associated costs reflecting an increase in number of employees over 1996. Also included in the increase was $2 million for merger-related expenses and establishing, in August 1996, the Marketing and Business Development department to develop new business opportunities for the Company and increased outside services, legal and travel expenses. The increase in Propane Marketing's SG&A expenses reflects increased salary, benefit, travel and outside services costs associated with the acquisitions and market expansion programs conducted during the year. Petroleum Refining's SG&A increase reflects increased salary, benefit and outside services costs, primarily related to reorganization costs at the Mid-South Refinery, and increased salary, benefit and travel costs at the Alaska Refinery.

     Interest and debt expense decreased $5 million. Capitalized interest, primarily associated with the Discovery Project, increased $6 million over the same period in 1997. Otherwise, decreased interest on commercial paper and the ESOP loan were offset by increased interest expense on the 12-year and 30-year bonds issued during the first quarter of 1997.

     The $66 million gain on the sale of net assets held for sale in 1997 reflects the gain on sale of MAPCO's interest in the liquids and condensate in the West Panhandle field in the first quarter of 1997. The $21 million gain in 1996 was a gain on sale of the fertilizer and Iowa propane assets to CENEX.

     Other income in 1997 included $4 million for the gain on the termination of interest rate swap agreements, which was partially offset by a $3 million additional accrual associated with the Texas explosion litigation (see Note 16 to the Consolidated Financial Statements). Other income in 1996 included $2 million for interest received from the Beacon Investment Group associated with the sale of the Coal segment, a $4 million gain on the sale of two corporate airplanes and a $1 million gain on the sale of an in-house developed business consulting concept, partially offset by $1 million of expenses for Coal operations and other charges.

     MAPCO's effective tax rate for 1997 was 40.2% compared to 38.6% in 1996. The primary reason for the increase in the effective rate was the absence of coal depletion during 1997. The difference between the statutory Federal income tax rate of 35% and the effective tax rate for 1997 and 1996 was due to state income taxes, adjustments to prior year accruals and depletion expense related to the coal operations.

  1996 Results Compared to 1995

     Income from continuing operations was $130 million in 1996 compared to $64 million in 1995. Excluding a $13 million ($21 million pre-tax) gain on the sale of assets to CENEX from 1996 results, income from continuing operations increased $53 million, or 83%, over 1995. Income from continuing operations in 1995 was reduced $6 million ($10 million pre-tax) for reorganization charges.

     Net income in 1996 was $98 million which included $15 million of income from the discontinued Coal operations and a $47 million loss on the disposal of the coal operations. A discussion of the discontinued Coal operations is contained in Note 3 to the consolidated financial statements. Net income in 1995 was $75 million and included $11 million of income from discontinued operations.

     Income from discontinued operations was reduced $19 million ($30 million pre-tax) in 1995 from the impact of applying SFAS No. 121.

     Diluted earnings per common share from continuing operations, excluding the gain on sale of assets CENEX, were $2.04 in 1996 compared to $1.08 in 1995. Diluted earnings per common share from net income were $1.69 in 1996 compared to $1.25 in 1995. Diluted weighted average common shares outstanding in 1996 were
57.6 million compared to 59.7 million in 1995.

     Sales and operating revenues by business unit were as follows (in millions):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
Natural Gas Liquids.........................................    $  716        $  550
Propane Marketing...........................................       430           338
Petroleum Refining..........................................     1,813         1,574
Retail Petroleum............................................       715           631
Eliminations................................................      (321)         (236)
                                                                ------        ------
                                                                $3,353        $2,857
                                                                ======        ======

     Sales and operating revenues increased $496 million in 1996, due to increased sales by all of the operating units.

     Natural Gas Liquids sales and operating revenues increased $166 million principally due to increased trading and pipeline revenues. Trading sales increased $130 million as market prices increased over 11 cents per gallon on slightly higher volumes. Pipeline revenues increased $42 million principally due to increased volumes from the Four Corners Pipeline loop project completed in the first quarter of 1996, increased movements of demethanized mix from Rocky Mountain origins to the Gulf Coast and increased movements of propane to the heating markets in the Midwest. Eagle Oil revenues decreased $5 million as those operations were phased out in January 1996. Overall, $116 million of the sales increase was attributable to higher prices and $50 million due to increased volumes.

     Propane Marketing sales and operating revenues increased $92 million, despite the divestiture of Propane Marketing's liquid fertilizer and Iowa propane operations during 1996. Excluding the divested Iowa operations, Retail Marketing's sales increased $126 million. This increase was primarily attributable to increased retail, wholesale and spot propane sales which were partially offset by lower fertilizer sales. Retail propane sales increased $66 million as increased demand due to colder weather resulted in a 39 million gallon increase in retail propane volumes combined with a 17% increase in average retail prices. Wholesale and spot propane sales increased $66 million due to increased prices. Fertilizer sales decreased $8 million reflecting the divestiture of those operations during 1996. Overall, $54 million of Propane Marketing's sales increase was attributable to higher prices and $72 million due to increased volumes.

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

     Outside purchases and operating expenses by business unit are provided below (in millions):

                                                           YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------
                                                        1996                    1995
                                                ---------------------   ---------------------
                                                 OUTSIDE    OPERATING    OUTSIDE    OPERATING
                                                PURCHASES   EXPENSES    PURCHASES   EXPENSES
                                                ---------   ---------   ---------   ---------
Natural Gas Liquids...........................   $  401       $138       $  292       $114
Propane Marketing.............................      235         72          172         69
Petroleum Refining............................    1,617         97        1,408         96
Retail Petroleum..............................      320         85          315         84
                                                 ------       ----       ------       ----
                                                 $2,573       $392       $2,187       $363
                                                 ======       ====       ======       ====

     Natural Gas Liquids outside purchases increased $109 million. The increase was principally due to increased trading purchases caused by higher market prices, partially offset by decreased Eagle Oil purchases. Operating expenses increased $24 million primarily because of increased power costs and Westpan expenses. Power costs increased due to increased pipeline product movements and higher natural gas prices. Westpan operating expenses increased due to accruals for severance and other costs associated with the closure of the Bivins gas plant.

     Propane Marketing outside purchases increased $63 million; however, excluding the divested Iowa operations, the increase in outside purchases was $69 million. The increase was attributable to the additional purchases required to meet the increase in retail, wholesale and spot sales volumes and higher wholesale propane prices. These increases were partially offset by lower fertilizer purchases due to the divestiture of that product line during 1996. Operating expenses increased $3 million; however, excluding the Iowa operating expenses from the totals, operating expenses increased $10 million due to general increases in various expense categories that were related to the increased sales volumes.

     Petroleum Refining outside purchases increased $209 million because of the increased volume of crude purchases associated with the increased production at the refineries, higher average crude prices and increased volumes of refined products purchased. Operating expenses increased $1 million principally due to costs associated with the increased crude throughput.

     Retail Petroleum outside purchases increased $5 million, principally due to additional merchandise purchases to meet increased demand. Product purchases from the Petroleum Refining business unit, which are not reflected in the above tables due to eliminations, increased $63 million due to higher gasoline and diesel prices and increased diesel volumes. Operating expenses increased $1 million.

     Selling, general and administrative expenses increased $9 million principally due to higher salary and benefit costs associated with restructuring MAPCO's operations from segments into the business units and establishing a Business Development department, in January 1996, whose purpose is to develop new business opportunities.

     The $10 million reorganization charge in 1995 related to reorganizations in the Natural Gas Liquids and Propane Marketing business units and in Corporate. See Note 13 in the consolidated financial statements for additional information.

     The $21 million gain on sale of net assets held for disposal related to the Iowa propane and liquid fertilizer assets sold to CENEX in March 1996. See Note 4 in the consolidated financial statements for additional information.

     Other income in 1996 included $2 million for interest received from the Beacon Investment Group associated with the sale of the Coal segment, a $4 million gain on the sale of two corporate airplanes and a $1 million gain on the sale of an in-house developed business consulting concept, partially offset by $1 million of expenses for Coal operations and other charges.

     MAPCO's effective tax rate for 1996 was 38.6% compared to 37.2% in 1995. The increase in the effective tax rate was primarily attributable to the fact that 1995 included a full year of depletion expense while 1996 included only a partial year. The difference between the statutory Federal income tax rate of 35% and the effective tax rate for 1996 and 1995 was due to state income taxes, adjustments to prior year accruals and depletion expense.

OPERATING PROFIT

  1997 RESULTS COMPARED TO 1996

     Operating profit by business unit was as follows (in millions):

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                ----------------
                                                                1997        1996
                                                                ----        ----
Natural Gas Liquids.........................................    $183        $137
Propane Marketing...........................................      (6)         65
Petroleum Refining..........................................      97          64
Retail Petroleum............................................      12          30
Other.......................................................      (9)         --
                                                                ----        ----
                                                                $277        $296
                                                                ====        ====

     Natural Gas Liquids Results

     Excluding the $66 million gain on the Westpan sale from current year results, operating profit decreased $20 million. The Westpan operations generated $18 million of operating profit in 1996 which accounts for most of the decrease. Operating profit in 1997 was reduced $5 million for additional charges associated with the Texas explosion litigation (see Note 16 to the Consolidated Financial Statements).

     Propane Marketing Results

     Propane Marketing's results in 1996 include a $21 million gain on the sale of assets to CENEX. Excluding this gain and the profit from the operations associated with the assets sold from 1996, operating profit was $41 million in 1996. The $47 million decrease in operating profit from 1996 primarily reflects increased operating, general and administrative and depreciation expense. Operating expenses increased primarily due to increased salary and wages associated with acquisitions and growth initiatives during 1997 and increased supplies, bad debt, environmental and other costs. The increase in Propane Marketing's general and administrative expenses reflects increased salary, benefit, travel and outside services costs associated with the acquisitions and market expansion programs conducted during the year. The increase in depreciation costs reflect the increase in capital equipment spending and acquisitions in 1997.

     Petroleum Refining Results

     Petroleum Refining's operating profit increased $33 million as margins on processed barrels sold and total sales volumes increased at both the Mid-South and the Alaska Refineries. Increased operating, general and administrative and depreciation costs partially offset the favorable impact of increased margins and volumes.

     Retail Petroleum Results

     Retail Petroleum's operating profit decreased $18 million. Gasoline gross profit decreased $3 million as decreased margins more than offset the impact of increased sales gallons. Diesel gross profit was unchanged as increased margins offset the impact of lower sales gallons. Merchandise gross profit increased $5 million due to significantly higher sales volumes, with margins decreasing only slightly from 1996. Total expenses increased $20 million due to increases in salaries and wages, benefits, advertising, professional services and environmental costs resulting from the increased store count from the EZ-Serve acquisition, and increased per store expenses associated with the implementation of strategic growth initiatives.

     Other Results

     FleetOne's operating loss in 1997 was $7 million which included a $3 million charge associated with the termination of the Fuelman franchise, $1 million for software development fees and $3 million of other start-up costs. TouchStar's operating loss of $2 million included operating profit of $1 million by ACS Data Ltd., offset by $3 million of operating losses, primarily due to start-up costs by Espagas and Clean Fuel Technologies.

  1996 RESULTS COMPARED TO 1995

     Operating profit by business unit was as follows (in millions):

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                ----------------
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

     Natural Gas Liquids Results

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

     Propane Marketing Results

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

     Petroleum Refining

     The $28 million operating profit increase primarily reflects increased profits at the Memphis refinery. Profits at the Memphis Refinery increased $33 million as crude throughput increased 24%, total barrels sold increased 23% and margins improved 17% over 1995. The margin increase was due to higher average crude costs decreasing more than the decrease in average product sales prices. The production gains were attributable to capital improvements made to the refinery during a major turnaround in the spring of 1995. Production was negatively impacted in 1995 as the Memphis Refinery was shut-down for 4 weeks to complete the scheduled turnaround. Operating profit at the North Pole Refinery decreased $5 million as a 9% increase in production was more than offset by lower margins. Margins decreased 15% from 1995 primarily because of higher crude costs.

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

 ENVIRONMENTAL ISSUES

     Estimated liabilities for environmental costs, primarily in the Petroleum Refining and Retail Petroleum business units, have been determined independently of any potential claims for recovery. Estimated liabilities for environmental matters were $24 million and $28 million as of December 31, 1997, and 1996, respectively. Receivables recorded in connection with laws permitting reimbursement by the states of certain expenses associated with underground storage tank containment problems and repairs were $13 million and $15 million at December 31, 1997 and 1996, respectively.

 OTHER MATTERS

     Natural Gas Liquids

     In November 1995, Mid-America Pipeline, Amoco Pipeline and Navajo Pipeline announced the formation of a joint venture under the name, Rio Grande Pipeline Company ("Rio Grande"). Rio Grande, which began operations in the first quarter of 1997, transport NGLs from Mid-America Pipeline's Hobbs Station in Texas and other Mid-America Pipeline origins to the Pemex Gas y Petroquimica Basica's ("PEMEX") Mendex terminal in Ciudad Juarez, Mexico. The Mexican customer purchasing the NGLs is

PMI Trading Company. Rio Grande is the first pipeline to carry NGL shipments across the United States/ Mexico border.

     Effective January 1, 1997, MAPCO sold its interest in the natural gas liquids and condensate in the West Panhandle field to Westpan NGL Company, a subsidiary of MESA Operating Company, for $66 million. Since 1991, MAPCO's West Panhandle field gas supplier took more than its percentage ownership share of the field's production. The cumulative effect of this acceleration in gas taken resulted in the Westpan operations having a 31 billion cubic feet and $30 million over-take position at December 31, 1996. As part of the sale agreement with Westpan NGL Company, MAPCO was released from its liability for its share of prior NGL over-takes.

     In February 1997, MAPCO Energy L.L.C., a Delaware limited liability company wholly-owned by MAPCO ("MAPCO Energy"), formed two joint ventures with Texaco Exploration and Production Inc. ("Texaco") under the name Discovery Producer Services, L.L.C. and Discovery Gas Transmission, L.L.C. ("Discovery"), which owns and operates the Discovery Project. MAPCO Energy and Texaco each own 50% of the joint ventures and Texaco is the operator. Construction of a 150-mile natural gas pipeline of varying diameters between 12 inches and 30 inches from off-shore discovery wells in the Gulf of Mexico to gas processing and fractionation facilities in southern Louisiana has been completed with first deliveries of gas from the pipeline in December 1997. The joint venture is currently in the process of constructing a cryogenic gas processing plant with a capacity of approximately 600 million cubic feet of gas per day near Larose, Louisiana, and the expansion of a natural gas liquids fractionator in Paradis, Louisiana. Both the fractionator and the cryogenic gas processing plant are expected to be operational by mid-1998.

     On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility near Brenham, Texas and owned by an affiliate of the Company, Seminole Pipeline Company. The matter was investigated by the National Transportation Safety Board and the Texas Railroad Commission. A discussion of this matter and its effect on MAPCO is contained in Note 16 to the consolidated financial statements.

     Propane Marketing

     In March 1996, Thermogas Company divested its Iowa propane and liquid fertilizer assets to CENEX Inc. The transaction, which was completed on March 31, 1996, also involved the sale to CENEX Inc. of the remaining Thermogas liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin. Sales and operating revenues for the assets involved in this transaction were $24 million and $69 million in 1996 and 1995, respectively, and operating profit was estimated to be $2 million in 1996 and $7 million in 1995.

     On January 6, 1997, Propane Marketing announced that, effective January 1, 1997, it had acquired Gas Supply, Inc., an independent wholesale propane company based in Minneapolis, Minnesota. The acquisition will be used to expand MAPCO's current wholesale propane marketing activities under the trade name, Gas Supply. Gas Supply, Inc., marketed approximately 120 million gallons of propane to the Central and Northeastern United States in 1996. Gas Supply also has related product sales, a construction company, a 40,000-barrel storage facility and a rail car and truck terminal in Rosemont, Minnesota.

     Other

     In September 1996, MAPCO announced the formation of a new company, MAPCO Canada Energy Inc., with headquarters in Calgary, Alberta. The new company's mission is to develop strategic business opportunities related to the production and transportation of natural gas liquids and petroleum products.

     On February 4, 1997, MAPCO announced the formation of two new businesses, InfiNet Solutions, LLC, whose name was changed during 1997 to TouchStar Technologies L.L.C. ("TouchStar"), and MAPCO Fleet Systems, whose name was changed during 1997 to FleetOne L.L.C., to expand the Company into mobile information management systems and bundled services for commercial fleets. FleetOne's operations include providing fleet operators with motor fuel, data management and service alternatives. TouchStar's operations include offering information management systems to track operations and control inventories of energy and other products to improve distribution efficiency and customer service. New technology in the form of a mobile, hand-held computer system has been designed to improve record keeping and distribution routing.

     MAPCO Coal's wholly-owned subsidiary, Webster County Coal Corporation, owned and operated the Retiki Coal Mine. The Retiki mine operated under a cost-plus management fee contract with Big Rivers Electric Corporation ("Big Rivers") whereby the production from the Retiki mine was sold exclusively to Big Rivers. In January of 1995, Webster County Coal Corporation entered into a Partial Settlement Agreement with Big Rivers that closed the Retiki mine. Webster County Coal Corporation and Big Rivers have litigated the payment responsibility for certain costs, associated with the operation of the Retiki mine, which Big Rivers had disputed. The trial was conducted in late 1995. Before a verdict was rendered, Big Rivers filed for Chapter 11 bankruptcy protection. As part of a plan of reorganization, most of the major creditors agreed to settle their claims with Big Rivers. MAPCO Equities Inc., a wholly-owned subsidiary of MAPCO and successor to Webster County Coal Corporation's interest in the litigation with Big Rivers, also agreed with Big Rivers to settle its claim for $6 million. Big Rivers' plan of reorganization (which included this agreed settlement of MAPCO Equities Inc.'s claim) was confirmed by the Bankruptcy Court on June 9, 1997, subject to a number of conditions, one of which called for Big Rivers to file for and obtain approval of its future rates for electricity in Kentucky. That rate filing has been made and hearings before the Kentucky Public Service Commission have been held, but a decision is still pending. Pacific Corp. appealed the Bankruptcy Court's confirmation order, and that appeal is also pending.

     In 1996 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The provisions of SFAS No. 125 require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred under the financial components approach, and distinguishes transfers of financial assets that are sales from financial assets that are secured borrowings. SFAS No. 125 also establishes new accounting requirements for pledged collateral. The adoption of certain provisions of SFAS No. 125 were delayed from 1997 to 1998 by the issuance of SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. The Company will adopt the applicable provisions of SFAS No. 125 in 1998. The Company does not expect such adoption to have a material impact on its current results of operations, financial position, or cash flows.

     In 1997 the FASB issued SFAS No. 130, Reporting Comprehensive Income. The provision of SFAS No. 130 establish new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new rules require that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS in 1998 and does not expect that such adoption will have a material impact on results of operations, financial position or cash flows.

     In 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The provisions of SFAS No. 131 require public companies to use a management approach to determining their operating segments. This management approach model defines operating segments as revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. SFAS No. 131 also expands the financial and descriptive information disclosures relative to the identified operating segments. MAPCO will adopt SFAS in 1998 and does not expect that such adoption will have a material impact on results of operations, financial position or cash flows.

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The provisions of SFAS No. 132 require an entity to revise disclosures about pension and other postretirement benefit plans. The statement does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. The statement also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer useful. The Company will adopt the applicable provisions of SFAS No. 132 in 1998. The Company does not expect such adoption to have a material impact on its results of operations, financial position or cash flows.

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

     The Board of Directors, through its Audit Committee, composed of Directors not employed by the Company, monitors management's financial reporting responsibilities. The Audit Committee meets periodically with representatives of management, internal audit, and Deloitte & Touche LLP, to discuss specific accounting, reporting, internal control, and regulatory compliance matters. Deloitte & Touche LLP and the Company's internal auditors have unlimited access to members of the Audit Committee.

     Approximately 15% of MAPCO stockholders participate in the voluntary Dividend Investment Plan whereby cash dividends are used to purchase additional MAPCO common stock. This service is free, and is administered by the Harris Trust Company of New York. Stockholders with questions about their accounts should contact the Harris Bank, Dividend Reinvestment, P.O. Box A-3309, Chicago, Illinois 60690-9939 or call Harris Bank at (312) 461-2731.

     During 1997, MAPCO declared quarterly dividends of $0.15 per share. During the first three quarters of 1996, MAPCO declared quarterly dividends of $0.125 per share and in the fourth quarter of 1996, increased the dividend to $0.15 per share. During 1995, MAPCO declared quarterly dividends of $0.125 per share. Dividends were payable in March, June, September, and December. The annual dividend in 1997 was $0.60 per share and in 1996 and 1995, the annual dividend was $0.525 per share and $0.50 per share (as restated for the stock split, effected in the form of a stock dividend from shares held as treasury stock, in
1996), respectively.

     MAPCO common stock is traded on the New York, Chicago, and Pacific Stock Exchanges under the symbol MDA. MAPCO had 5,319 stockholders of record on December 31, 1997.

     The high and low closing prices of MAPCO common stock on the New York Stock Exchange during the quarterly periods of 1997 and 1996 (as restated for the 1996 stock split) were as follows:

                                                      1997                  1996
                                                ----------------      ----------------
                   QUARTER                       HIGH      LOW         HIGH      LOW
                   -------                      ------    ------      ------    ------
First.........................................  $34.25    $31.00      $28.69    $26.69
Second........................................   32.13     28.88       29.63     27.88
Third.........................................   32.94     29.50       29.81     26.81
Fourth........................................   46.25     32.13       34.75     29.75

     The closing price of MAPCO's common stock on the New York Stock Exchange on December 31, 1997 was $46.25 and on February 13, 1998 was $52.19.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of MAPCO Inc., together with the report thereon of Deloitte & Touche LLP dated January 27, 1998 (February 26, 1998, as to Notes 2 and 16) and the supplementary financial data specified by
Item 302 of Regulation S-K are set forth on pages F-1 through F-28 hereof. See
Item 14 for Index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  (a) Directors of the Registrant

     The Board of Directors is divided into three classes with the term of office of the Directors of each class ending in different years. The Class I, II and III Directors are to serve until the Annual Meeting of Stockholders in 1998, 1999 and 2000, respectively, or until their successors are elected. There are currently no vacancies on the Board of Directors.

     The following tabulation provides information as to each Director of the Company.

                          DIRECTOR                            CLASS
                          --------                            -----
Donald L. Mellish, 70.......................................    I
  Anchorage, Alaska. Director since June 1981. Chairman of
  the Executive Committee since 1985 and a Director of
  National Bancorp of Alaska, Inc. since 1964.
Robert L. Parker, 74........................................    I
  Tulsa, Oklahoma. Director since May 1986. Chairman of the
  Board of Parker Drilling Company, an international oil and gas drilling company. Presently, a Director of Bank of
  Oklahoma Financial Corporation, Clayton Williams Energy,
  Inc., Norwest Bank of Texas (Kerrville), Southern
  Methodist University, St. Francis Hospital (Chairman) and
  the Development Board of Texas University.
James E. Barnes, 64.........................................   II
  Tulsa, Oklahoma. Director, Chairman of the Board,
  President and Chief Executive Officer of the Company since
  September, 1995. Director, Chairman of the Board and Chief
  Executive Officer of the Company from December 1991 to
  September 1995. Director, Chairman of the Board, President
  and Chief Executive Officer of the Company from May 1986
  to December 1991. Director, President and Chief Executive
  Officer of the Company from February 1984 to May 1986.
  Advisory, non-voting Director, Senior Executive Vice
  President and Chief Operating Officer of the Company from
  June 1983 to February 1984. Presently a Director of Bank
  of Oklahoma Financial Corporation, SBC Communications Inc.
  and Kansas City Southern Industries, Inc.
Harry A. Fischer, Jr., 71...................................   II
  Glenview, Illinois. Director since May 1986. Chairman
  since January 1988, Chairman, President and Chief
  Executive Officer from November 1985 to January 1988, and
  President and Chief Executive Officer from November 1980
  to November 1985 of Daubert Industries, Inc., a
  manufacturer of chemically treated papers, coatings, rust
  and corrosion prevention chemicals, adhesives, sealants
  and masking tape products. Formerly a Director of Lee
  Enterprises, Incorporated.

                          DIRECTOR                            CLASS
                          --------                            -----
Frank T. MacInnis, 51.......................................   II
  Norwalk, Connecticut. Director since May 1996. Chairman of the Board, President and Chief Executive Officer of EMCOR
  Group, Inc., one of the world's largest electrical and
  mechanical construction groups. Formerly Chairman of the
  Board, President and Chief Executive Officer of Comstock
  Group, Inc., a nationwide electrical contracting company
  (1989 -- 1994). Presently Chairman of the Board of ComNet
  Communications, Inc. and a Director of PORTEC, Inc.
Samuel F. Segnar, 70........................................   II
  Houston, Texas. Director since September, 1989. Retired
  Chairman and Chief Executive Officer of ENRON Corporation;
  Formerly Chairman of the Board of Collecting Bank, N.A.,
  Houston and Vista Chemical Co. (1986-1988). Presently a
  Director of Textron, Inc., Seagull Energy Corporation,
  Gulf States Utilities Company and serves on the Advisory
  Board of Pilko & Associates and the National Advisory
  Board of First Commercial Bank; Owner, Sam F. Segnar
  Interests, a company involved in construction, development and heavy equipment businesses.
Donald Paul Hodel, 62.......................................  III
  Chesapeake, Virginia. Director since September, 1990.
  Presently President of the Christian Coalition, a grass
  roots voter education organization and Managing Director
  of Summit Group International Ltd. and Summit Energy
  Group, an energy and natural resources consulting firm;
  Director of Columbia Energy Group.
Malcolm T. Hopkins, 69......................................  III
  Asheville, North Carolina. Director since May 1986.
  Retired October 1984 as Vice Chairman and Chief Financial
  Officer, St. Regis Corporation, a diversified,
  multi-national forest products company, that also had
  insurance, oil and gas and chemical operations. Presently
  a private investor and a Director of Columbia Energy
  Group, Metropolitan Series Fund, Inc., State Street
  Research and Management Company, EMCOR Group Inc., and
  U.S. Home Corporation.
Frank A. McPherson, 64......................................  III
  Oklahoma City, Oklahoma. Director since 1997. Served as
  Chairman of the Board and Chief Executive Officer of
  Kerr-McGee Corp., from May 1983 until his retirement on
  February 1997; Presently Director of Tri-Continental
  Corporation, Seligman Quality Fund, Inc., Seligman Select
  Municipal Fund, Inc., Seligman Group of Mutual Funds,
  Kimberly-Clark Corp., and Bank of Oklahoma Financial
  Corporation; Member of the Board of Trustees of the
  Oklahoma Nature Conservancy, Southwest Region Board of
  Trustees of the Boys and Girls Clubs of America and
  President of the Oklahoma Foundation for Excellence in
  Education.
John L. Whitmire, 57........................................  III
  Houston, Texas. Director since 1997. Chairman of the Board and Chief Executive Officer of Union Texas Petroleum
  Holdings, Inc. since January 1996; Executive Vice
  President -- Worldwide Exploration and Production from
  January 1994 to January 1996 and Senior Vice President --
  Worldwide Exploration and Production from December 1991 to
  January 1994 for Phillips Petroleum Company; Presently
  Director of the American Petroleum Institute and the
  National Audubon Society.

  (b) Executive Officers of the Registrant

     The following tabulation provides information as to each executive officer of MAPCO. Unless otherwise indicated, such persons have held their respective principal occupations stated therein for more than five years.

                                                                                                YEAR FIRST
                                                                POSITIONS AND OFFICES             BECAME
                      NAME                        AGE      PRESENTLY HELD WITH REGISTRANT        OFFICER
                      ----                        ---      ------------------------------       ----------
James E. Barnes.................................  64     Chairman of the Board, President          1983
                                                         and Chief Executive Officer
Philip W. Baxter................................  49     Executive Vice President and Chief        1985
                                                           Financial Officer
Robert G. Sachse................................  50     Executive Vice President and Chief        1993
                                                           Operating Officer
David W. Bowman.................................  57     Senior Vice President, General            1987
                                                         Counsel and Secretary
Douglas H. Rinke................................  51     Senior Vice President -- Human            1996
                                                           Resources
Peter A. Fasullo................................  45     Vice President, Business                  1997
                                                         Development and Strategic Planning
Gordon E. Schaechterle, Jr......................  43     Vice President, Controller and Tax        1994
                                                           Counsel
Donald R. Wellendorf............................  45     Vice President, Treasurer and             1994
                                                         Investor Relations

     Each of the executive officers named above are elected annually by the directors of MAPCO and serve at the directors' discretion. Each individual named above, other than Mr. Fasullo, has been an officer or employee of MAPCO for at least the past five years. Prior to his employment with MAPCO, from July of 1996 to August of 1997, Mr. Fasullo was Senior Vice-President of Corporate Development of Valero Energy Corp. Prior to that, from October of 1991 to July of 1996, Mr. Fasullo was Senior Vice President of Planning and Development for Valero Natural Gas Company.

     There are no family relationships between or among any of the above-named persons or between or among any of the above-named persons and any directors of MAPCO.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the total compensation paid or accrued by the Company for services provided during the fiscal years ended December 31, 1997, 1996 and 1995 to the Chief Executive Officer and the four other most highly compensated executive officers and one individual who ceased to be an executive officer of the Company in 1997 but whose compensation would have placed him in this group (the "named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION              LONG-TERM COMPENSATION AWARDS
                                    ----------------------------   -----------------------------------------
                                                                                           AWARDS
                                                                                ----------------------------
                                                                                                  AWARDS
                                                                   RESTRICTED    RESTRICTED     SECURITIES      ALL OTHER
             NAME AND                                                STOCK         STOCK        UNDERLYING     COMPENSATION
        PRINCIPAL POSITION          YEAR   SALARY($)   BONUS($)    AWARDS($)    AWARD($)(1)    OPTIONS(#)(2)    ($)(3)(4)
        ------------------          ----   ---------   ---------   ----------   ------------   -------------   ------------
James E. Barnes                     1997    824,167    1,250,000                        0         818,409       27,465,599
Chairman of the Board,              1996    795,000    1,590,000                        0         200,000           48,605
President & CEO                     1995    795,000           0                         0         280,000           48,154
Robert G. Sachse                    1997    320,833     347,700                   462,500         157,864        7,727,573
Executive Vice President, COO       1996    260,917     500,000                         0         127,812           18,605
                                    1995    233,000           0                         0          68,000           11,429
Philip W. Baxter                    1997    280,833     301,340                   462,500         161,109        7,495,677
Executive Vice President, CFO       1996    236,666     450,000                         0         150,119           17,308
                                    1995    188,000           0                         0          54,918            9,901
David W. Bowman                     1997    253,000     217,960                         0          95,839        3,899,053
Senior Vice President,              1996    249,667     350,000                         0          64,618           17,684
General Counsel & Secretary         1995    249,000           0                         0          60,000           17,011
Douglas H. Rinke                    1997    177,042     155,000                    92,500          33,056        2,077,802
Senior Vice President,              1996    141,333     162,000                         0          39,092           14,263
Human Resources                     1995    131,500           0                         0          11,032            9,829
Jack D. Maynard                     1997    232,000     125,000                         0          80,205        3,933,579
Vice President                      1996    226,750     300,000                         0          64,767           17,068
                                    1995    209,333           0                         0          52,000           14,695

---------------

(1) As a result of significant increases in job responsibilities, restricted shares were granted to certain key employees including Messrs. Sachse, Baxter and Rinke. The value of the restricted shares was calculated using the composite NYSE closing price on December 31, 1997 of $46.25. Dividends are paid on restricted shares in the same manner as the Company's issued and outstanding shares. If the merger with Williams is consummated, restricted shares will vest immediately.

(2) Under the 1989 Stock Incentive Plan, MAPCO has a replacement option feature providing for additional options to restore the potential future appreciation of any outstanding shares actually used to exercise an option, as well as shares forfeited for tax withholding ("Replacement Option"). Replacement Options are granted only in connection with stock-for-stock exchanges where an optionee exercises vested stock options with already owned stock of the Company. The Replacement Option which is received by the optionee is equal to the number of shares used to exercise the original options plus those shares forfeited for tax withholding. Replacement Options have terms substantially similar to the original option, including the same expiration date, except they have an exercise price per share equal to the fair market value of a share of common stock on the date the Replacement Option is granted. Replacement Options are not exercisable for at least six months from the date of grant for those granted prior to January 22, 1992 and twelve months for those granted on and after January 22, 1992. By recapturing the potential for future appreciation through the Replacement Options, key management is provided with the incentive to acquire shares rather than hold options until the end of the exercise period. Replacement Options are granted only to the extent existing shares held by the employee are exchanged to exercise options and accordingly, the total number of options granted never exceeds shareholder approved limits under the stock option plans. The CEO has set stock ownership targets for each key member of management including the named Executive Officers. The Replacement Option program has encouraged stock option exercises and helped to increase stock ownership of key management.

(3) All Other Compensation includes Company matching contributions to the MAPCO Inc. and Subsidiaries Profit Sharing and Savings Plan ("PSSP") and compensation paid to or on behalf of the named Executive Officers participating in the Long-term Investment Savings Plan ("LISP"), a non-qualified defined contribution plan. Company matching contributions to the PSSP for 1997 on behalf of Messrs. Barnes, Sachse, Baxter, Bowman, Rinke and Maynard were $53,891, $26,915, $25,406, $23,469, $21,075 and $22,520,
    respectively. The LISP was terminated and all but a residual amount of the account balances were paid out as compensation to Messrs. Barnes, Sachse, Baxter, Bowman, Rinke and Maynard in the amount of $288,812, $22,885, $28,715, $38,858, $2,633 and $50,550, respectively in 1997. In 1998, in connection with the termination of the LISP, residual account balances were paid as compensation to Messrs. Barnes, Sachse, Baxter, Bowman, Rinke and Maynard in the amount of $17,614, $955, $1,532, $1,644, $99 and $2,476, respectively.

(4) Messrs. Barnes, Sachse, Baxter, Bowman, Rinke and Maynard each received lump sum Non-Compete Agreement payments of $17,380,000, $5,150,000, $5,150,000,
    $1,625,000, $860,000, $1,865,000, respectively. Messrs. Barnes, Sachse,
    Baxter, Bowman, Rinke and Maynard received a lump sum Supplemental Executive Retirement Plan ("SERP") payment of $3,058,285, $358,650, $341,528,
    $354,130, $137,656, $358,394, respectively. Mr. Barnes also received a lump sum payment of $2,912,130 representing the benefit accrued through 1997 pursuant to a Supplemental Retirement Agreement ("SRA") as more fully described under the Pension Plan section. Messrs. Barnes, Sachse, Baxter, Bowman, Rinke and Maynard received a lump sum vacation benefit payment of $67,270, $26,923, $33,183, $22,253, $16,671, $16,139, respectively. In the event that Messrs. Barnes, Sachse, Baxter, Bowman, Rinke and Maynard would not be employed after the potential merger in 1998 with Williams, he would receive a lump sum severance payment of $3,687,597, $2,141,245, $1,915,313, $1,833,699, $1,039,668, $1,618,500, respectively.

     The following table contains information concerning the grant of stock options during fiscal year 1997 to the named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS
                         -------------------------------------------------------
                                             % OF
                                            TOTAL
                           NUMBER OF       OPTIONS                                  GRANT DATE VALUE
                          SECURITIES      GRANTED TO                                ----------------
                            OPTIONS       EMPLOYEES       PRICE       EXPIRATION     PRESENT VALUE
         NAME            GRANTED(#)(1)     IN 1997      ($/SHARE)      DATE(2)           ($)(3)
         ----            -------------    ----------    ----------    ----------    ----------------
James E. Barnes........      300,000          8.1%         31.8125       9/22/07         4,540,943
                             220,000          5.9%         33.3750       1/27/07         3,558,007
                              23,863          0.6%         43.0625       1/23/01           354,381
                              22,105          0.6%         43.0625       2/24/99           328,274
                              86,139          2.3%         43.0625       1/22/02         1,279,220
                              22,618          0.6%         43.0625       2/24/99           335,892
                              15,652          0.4%         43.0625       1/30/00           232,442
                              28,855          0.8%         43.0625        2/2/03           428,516
                              22,034          0.6%         43.0625       2/24/99           327,219
                              15,397          0.4%         43.0625       1/30/00           228,655
                              22,342          0.6%         43.0625       1/23/01           331,793
                              16,167          0.4%         43.0625       1/30/00           240,090
                              23,237          0.6%         43.0625       1/23/01           345,085
Robert G. Sachse.......      130,000          3.5%         31.8125       9/22/07         1,967,742
                               8,933          0.2%         43.0000       1/22/02           133,823
                               5,062          0.1%         43.0000        2/2/03            75,832
                               1,989          0.1%         43.0000       2/24/99            29,797
                               2,039          0.1%         43.0000       2/24/99            30,546
                               3,018          0.1%         43.0000       1/30/00            45,212
                               4,157          0.1%         43.0000       1/23/01            62,275
                               2,160          0.1%         43.0000       1/23/01            32,358
                                 121          0.0%         43.0000       2/24/99             1,813
                                 385          0.0%         33.7500        2/2/03             4,551
Philip W. Baxter.......      130,000          3.5%         31.8125       9/22/07         1,967,742
                               5,383          0.1%         43.0000        2/2/03            80,641
                               5,255          0.1%         43.0000       1/22/02            78,724
                               2,144          0.1%         43.0000       2/24/99            32,119
                               2,240          0.1%         43.0000       1/23/01            33,557
                               2,630          0.1%         43.0000       1/22/02            39,399
                               4,362          0.1%         43.0000       1/23/01            65,346
                               3,046          0.1%         43.0000       1/30/00            45,631
                               4,349          0.1%         43.0000       2/24/99            65,151
                                 312          0.0%         43.0000       2/24/99             4,674
                               1,388          0.0%         43.0000       1/30/00            20,793
David W. Bowman........       18,000          0.5%         31.8125       9/22/07           272,456
                              35,000          0.9%         33.3750       1/27/07           566,045
                              21,733          0.6%         43.7500       1/22/02           327,902
                               4,928          0.1%         43.7500       2/24/99            74,352
                               6,259          0.2%         43.7500       1/23/01            94,434
                               6,146          0.2%         43.7500       1/23/01            92,729
                               3,773          0.1%         43.7500       1/30/00            56,926
Douglas H. Rinke.......       17,000          0.5%         31.8125       9/22/07           257,320
                                 496          0.0%         43.5625       2/24/99             7,451

                                            INDIVIDUAL GRANTS
                         -------------------------------------------------------
                                             % OF
                                            TOTAL
                           NUMBER OF       OPTIONS                                  GRANT DATE VALUE
                          SECURITIES      GRANTED TO                                ----------------
                            OPTIONS       EMPLOYEES       PRICE       EXPIRATION     PRESENT VALUE
         NAME            GRANTED(#)(1)     IN 1997      ($/SHARE)      DATE(2)           ($)(3)
         ----            -------------    ----------    ----------    ----------    ----------------
                               1,625          0.0%         43.5625       1/22/02            24,413
                                 875          0.0%         43.5625       1/30/00            13,145
                                 420          0.0%         43.5625       1/23/01             6,310
                               1,349          0.0%         32.5000       2/24/99            15,486
                               2,233          0.1%         32.5000        2/2/03            25,633
                               2,112          0.1%         32.5000       2/24/99            24,244
                                 770          0.0%         32.5000       2/24/99             8,839
                               2,502          0.1%         32.5000       1/30/00            28,721
                               3,674          0.1%         32.5000       1/23/01            42,175
Jack D. Maynard........       15,000          0.4%         31.8125       9/22/07           227,046
                              35,000          0.9%         33.3750       1/27/07           566,045
                               4,803          0.1%         42.6250       1/23/01            70,603
                               2,433          0.1%         42.6250       2/24/99            35,765
                               4,930          0.1%         43.0000       1/23/01            73,855
                               1,782          0.0%         43.0000       1/30/00            26,696
                               1,658          0.0%         43.0000       1/30/00            24,838
                               2,357          0.1%         43.0000       2/24/99            35,310
                               5,864          0.2%         43.1250        2/2/03            87,962
                               6,378          0.2%         43.1250       1/22/02            95,672

---------------

(1) The number of securities shown in bold faced type and to the left of the Options Granted column for each named Executive Officer denotes original grants made by the Compensation Committee which become exercisable in one-third increments over years two, three and four of the option.

(2) Original grants made by the Compensation Committee expire ten (10) years from the grant date. Replacement Options have the same expiration date as the original options they have replaced. Replacement Options are denoted by indented lines in the chart. See Footnote 2 under the Summary Compensation Table for additional information regarding Replacement Options.

(3) In accordance with Securities and Exchange Commission rules, the Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. The Company's use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the Grant Date Present Value: for all original grants the option term is assumed to be three years after vesting, interest rates of 6.08% to 6.41%, volatility of 29.52% calculated by using daily stock prices for the calendar year 1997, and a dividend yield between 1.80% to 1.89% per share. The following assumptions were made for purposes of calculating the Grant Date Present Value for all Replacement Options: the option term is assumed to be three years after vesting, interest rates of 5.71% to 6.16%, volatility of 29.52% calculated by using daily stock prices for the calendar year 1997, and a dividend yield between 1.37% and 1.85% per share. The real value of the options in this table depends upon the actual performance of the Company's stock during the applicable period.

     The following table contains information concerning aggregated stock option exercises during 1997 by the named Executive Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                            NUMBER OF         VALUE OF
                                                                           SECURITIES       UNEXERCISED
                                                                           UNDERLYING       IN-THE-MONEY
                                        NUMBER OF                          UNEXERCISED       OPTIONS AT
                                       SECURITIES                          OPTIONS AT        FY-END($)
                                       UNDERLYING                           FY-END(#)           (3)
                                         OPTIONS            VALUE         EXERCISABLE/      EXERCISABLE/
               NAME                  EXERCISED(#)(1)    REALIZED($)(2)    UNEXERCISABLE    UNEXERCISABLE
               ----                  ---------------    --------------    -------------    --------------
James E. Barnes....................      540,396          7,452,625           50,000/          987,500/
                                                                            1,357,075        17,969,207
Robert G. Sachse...................       51,506            622,803           11,333/          223,827/
                                                                              350,530         5,487,147
Philip W. Baxter...................       44,489            498,846           10,000/          197,500/
                                                                              339,775         5,227,757
David W. Bowman....................      119,378          1,791,325           10,000/          197,500/
                                                                              215,839         3,014,473
Douglas H. Rinke...................       34,616            277,568                0/                0/
                                                                               81,722         1,315,721
Jack D. Maynard....................       77,377            843,253            9,333/          184,327/
                                                                              184,205         2,674,037

---------------

(1) Includes shares forfeited for the named Executive Officer's state and federal tax withholding obligations and shares tendered in payment of the option exercise prices.

(2) Includes value of shares forfeited by the named Executive Officer for state and federal tax withholding obligations.

(3) The value of the unexercised in-the-money options was calculated using the composite NYSE closing price on December 31, 1997 of $46.25.

                                    PENSION PLAN

     The pension plan, in which all eligible employees, including Executive Officers, participate, does not require or permit employees to make contributions. Contributions to the pension plan in respect of any person are not and cannot be separately or individually calculated.

        PENSION TABLE -- ANNUAL BENEFIT PAYABLE AT NORMAL RETIREMENT AGE

  AVERAGE                                                YEARS OF SERVICE
   ANNUAL                       -------------------------------------------------------------------
COMPENSATION                       10         15         20         25          30           35
------------                    --------   --------   --------   --------   ----------   ----------
 $  100,000  .................  $ 17,477   $ 26,215   $ 34,953   $ 43,692   $   52,430   $   61,168
 $  250,000  .................    46,727     70,090     93,453    116,817      140,180      163,543
 $  500,000  .................    95,477    143,215    190,953    238,692      286,430      334,168
 $1,000,000  .................   192,977    289,465    385,953    482,442      578,930      675,418
 $1,250,000  .................   241,727    362,590    483,453    604,317      725,180      846,043
 $1,500,000  .................   290,477    435,715    580,953    726,192      871,430    1,016,668
 $1,750,000  .................   339,227    508,840    678,453    848,067    1,017,680    1,187,293
 $2,000,000  .................   387,977    581,965    775,953    969,942    1,163,930    1,357,918

     The Pension Table above shows approximate total retirement benefits (expressed as an annual straight-life annuity) based on employment with the Company for an employee covered by the qualified and non-qualified retirement plans. "Average annual compensation" is determined with reference to the base salary and bonus compensation of the named Executive Officers disclosed in the Summary Compensation Table above, except as described below for Mr. Barnes. Average annual compensation levels are the average base salary and bonus compensation for the three highest consecutive years of the 10 years immediately before retirement date. The normal retirement date is at age 65, 66 or 67, depending upon the participant's birth year. The benefit amounts listed in the table are not subject to reduction for Social Security benefits or on any other basis except as noted below.

     At December 31, 1997, Messrs. Barnes, Sachse, Baxter, Bowman, Rinke and Maynard, were credited with 14.58, 15.93, 18.18, 10.72, 17.41 and 16.83 years of service, respectively. In addition, Mr. Barnes is, pursuant to a separate retirement agreement, credited with additional service equal to service earned with his prior employer (26 years). Such service is applied with reference to a modified base salary and bonus compensation at the Company which reflects only 50% of his promotion pay increases and bonus compensation. This additional retirement benefit is reduced by the retirement benefit earned by Mr. Barnes at his prior employer.

                       EMPLOYMENT CONTINUATION AGREEMENTS

     The Company has entered into Employment Continuation Agreements (the "Agreements") with seven (7) of its Executive Officers (the "Officers"), including Messrs. Barnes, Sachse, Baxter, Bowman, Rinke and Maynard, which were amended in November, 1997.

     Agreements similar to the Agreements have been in effect since prior to December 31, 1989. The Agreements were generally automatically extended on January 1, 1998, and will continue to automatically extend each January 1 thereafter unless, not later than October 1 of the preceding year, the Company shall have given notice that it does not wish to extend the Agreement and provided that if a Change in Control (as defined below) occurs, the Agreements shall automatically continue for twenty-four months beyond the month in which such Change in Control occurred. Under each Agreement, the Officer is obligated to remain in the Company's employ for the earliest of (a) nine months following the occurrence of a Potential Change in Control, (b) the date of a Change in Control, (c) the date the Officer terminates his employment by reason of Death, Disability or Retirement, or (d) the termination by the Company of the Officer's employment. The proposed merger between the Company and Williams will constitute a Change of Control for purposes of the Agreements.

     For purposes of the Agreements, a "Change in Control" shall be deemed to have occurred if (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportion as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities eligible to vote; or (ii) during any period of two consecutive years (not including any period prior to the execution of the Agreement), individuals who at the beginning of such period constitute the Board, and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (i), (ii) or (iv) of this Paragraph) whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds ( 2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved (hereinafter referred to as "Continuing Directors"), cease for any reason to constitute at least a majority thereof; or (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Company, more than 75% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; provided, however, that a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than 50% of the combined voting power of the Company's then outstanding securities shall not constitute a Change in Control of the Company; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect).

     For purposes of the Agreements, a "Potential Change in Control" shall be deemed to have occurred if (i) the Company enters into an agreement, the consummation of which would result in the occurrence of a Change in Control;
(ii) any person (including the Company) publicly announces an intention to take or to consider taking actions which if consummated would constitute a Change in Control; or (iii) any person other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company (or a corporation owned, directly or indirectly by the stockholders of the Company in substantially the same proportion as their ownership of stock of the Company), who is or becomes the beneficial owner, directly or indirectly, of securities of the corporation representing 10% or more of the combined voting power of the Company's then outstanding securities, increases such person's beneficial ownership of such securities by 5% or more over the percentage so owned by such person on the date hereof; or (iv) the Board of Directors of the Company adopts a resolution to the effect that, for purposes of the Agreement, a Potential Change in Control has occurred.

     If, within three (3) years following a Change in Control, an Officer's employment is terminated by the Company (other than for cause, as defined in the Agreements, or on account of the Officer's Death, or Disability) or by the Officer for other than Good Reason as defined in the Agreement, the Company will pay the Officer a single sum severance payment equal to the product of a specified multiple of the sum of (i) the Officer's then current annual salary, plus (ii) the highest annual incentive compensation payment for the current calendar year or any of the last three (3) years, plus (iii) awards paid under the Company's Performance Bonus Plan or any successor thereto. The multiple ranges from one and one-half times (in the case of Mr. Barnes) to three times in the case of other Officers (including Mr. Bowman and Mr. Rinke).

     In addition, for a period equivalent to the period for which severance is payable (e.g., eighteen months for Mr. Barnes, thirty months for Messrs. Baxter and Sachse, and thirty-six months for Messrs. Bowman and Rinke), the Company shall provide the Officer with benefits substantially similar to those which the Officer was receiving or entitled to receive under the Company's life, disability, accident and group health insurance plans or any similar plans in which the Officer was participating immediately prior to the date of termination at a cost to the Officer which is no greater than that cost to the Officer in effect at the date of termination.

     The Company has also agreed to pay the Officer an additional amount ("Gross-Up Payment") such that the net amount retained by the Officer upon the payments provided under the Agreement, after deduction of federal, state and local income tax and any tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, shall be equal to the Severance Payment. The Company has also agreed to pay all reasonable and appropriate legal fees and expenses incurred by the Officer as a result of the Officer's qualifying termination (including all such fees and expenses, if any, reasonably incurred in contesting or disputing by arbitration or otherwise, any such termination or in seeking to obtain or enforce any right or benefit provided by the Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of Section 4999 of the Internal Revenue Code of 1986, as amended, (the "Code"), to any payment or benefit provided under the Agreement).

                           COMPENSATION OF THE BOARD

     Employee directors are not compensated for services as a director. Non-employee directors ("Outside Directors") receive an annual retainer of $25,000 and, with the exception of director Donald L. Mellish, a fee of $1,000 for attendance at each Board or Committee meeting. Because Mr. Mellish routinely travels to Board or Committee meetings from outside the contiguous 48 states, he receives double the Board or Committee meeting attendance fee of $1,000; provided, however, if the Board and Committee meetings are held jointly, only his Board attendance fee is doubled. The Audit and Compensation Committee Chairmen receive additional annual compensation of $4,000 and the Governance and Finance Committee Chairmen receive annual compensation of $3,000 in addition to Committee attendance fees. The Company also reimburses its Directors for travel, lodging and related expenses incurred in attending Board and Committee meetings and provides each Outside Director with $100,000 in life insurance benefits and $250,000 in accidental death and dismemberment insurance benefits.

     Outside Directors whose service began prior to January 1, 1996 are eligible to participate in the 1986 Retirement Plan for Non-Employee Directors (the "Director Retirement Plan"). Under the Director Retirement Plan, an Outside Director who has completed at least five years of service as a member of the Board of Directors and retires from the Board after attaining age 70 will receive a benefit for life equal to the annual retainer fee payable to an Outside Director at the time of his retirement. An Outside Director who has not attained age 70 at the time he leaves the Board, but who has completed at least five years of service as a member of the Board, will generally receive a benefit equal to the annual retainer fee then payable to an Outside Director for the lesser of (i) the number of years during which the Outside Director served as a member of the Board or (ii) ten years. Upon the occurrence of a Change in Control (as defined in the Employment Continuation Agreements for executive officers described above), all Outside Directors will be entitled to receive a benefit under such plan, regardless of the length of Board membership. Such benefit will be equal to the annual retainer fee then payable to an Outside Director during his lifetime for a period equal to the greater of (i) the number of years during which the Outside Director served as a member of the Board or
(ii) ten years.

     Each Outside Director will receive an immediately exercisable option having a ten-year term to purchase 2,000 shares of the Company's common stock on the later of the first business day following the annual meeting of the Company's Stockholders or June 1 and shall have an option price equal to the fair market value of a share of the Company's common stock on the date of grant. Such options were granted to all Outside Directors then in office at the date of the annual meeting of shareholders in 1997, but no such options will be granted if the Williams Merger is consummated.

     In January 1996, the Company adopted the MAPCO Inc. Outside Director Phantom Stock Plan (the "Phantom Plan"), effective as of January 1, 1996. All Outside Directors are eligible to participate in the Phantom Plan. Under the Phantom Plan, on June 1 of each year, each Outside Director of the Company will receive "phantom" shares of the Company's common stock ("Phantom Stock") equal to one-half of the amount of the then current Annual Retainer. In addition, an Outside Director may elect to have all or a part of the Annual Retainer Fee payable by the Company converted to Phantom Stock. The shares held as Phantom Stock are adjusted for cash dividends, stock dividends, stock splits, mergers and other changes in capitalization of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  (a) Common Stock Ownership of Directors and Executive Officers

     The following table shows information concerning beneficial ownership of the Company's common stock by all Directors and by the Company's Chief Executive Officer, each of the Company's four other most highly compensated executive officers for 1997 (the "named Executive Officers") and all Directors and Executive Officers as a group. In 1994, the Board reviewed the policy-making functions of the Company's officers and redefined which officers would be included as Executive Officers (those officers with reporting responsibilities under Section 16 of the Securities and Exchange Act of 1934, as amended). As a result of this and subsequent reviews, the Board has specifically designated the Chairman, all Executive Vice Presidents, all Senior Vice

Presidents, the Vice President, Business Development and Strategic Planning, the Vice President, Controller and Tax Counsel, and the Vice President, Treasurer and Investor Relations of the Company as Executive Officers. The persons named below have sole voting and investment power with respect to all shares of common stock owned by them, unless otherwise noted.

                                                           NUMBER OF SHARES OF
                                                               COMMON STOCK
                                                            BENEFICIALLY OWNED
                       DIRECTOR OR                        DIRECTLY OR INDIRECTLY      PERCENT
                 NAMED EXECUTIVE OFFICER                   ON FEBRUARY 16, 1998       OF CLASS
                 -----------------------                  ----------------------      --------
Donald L. Mellish........................................           47,000(3)            (1)
Robert L. Parker.........................................           32,800(3)            (1)
James E. Barnes..........................................          685,491(2)          1.6%
Harry A. Fischer, Jr.....................................           32,000(3)            (1)
Frank T. MacInnis........................................            5,000(3)            (1)
Samuel F. Segnar.........................................           30,000(3)            (1)
Malcolm T. Hopkins.......................................           35,500(3)            (1)
Donald Paul Hodel........................................           24,200(3)(4)         (1)
Frank A. McPherson.......................................            2,000               (1)
John L. Whitmire.........................................            2,000               (1)
Robert G. Sachse.........................................           66,951(2)            (1)
Philip W. Baxter.........................................           70,287(2)            (1)
David W. Bowman..........................................          143,604(2)            (1)
Douglas H. Rinke.........................................           34,489(2)            (1)
Jack D. Maynard..........................................           58,432(2)            (1)
                                                                 ---------              ---
All Directors and Executive Officers as a group (18
  persons)...............................................        1,331,095(2)(3)       2.7%

---------------

(1)  Does not exceed one percent.

(2) Includes options for the Company's common stock that may be exercised within 60 days by Messrs. Barnes (132,667), Sachse (27,051), Baxter (14,667), Bowman (30,000), Maynard, (25,333), Rinke (5,067) and by all
     Executive Officers and Directors as a group (428,271), excluding any options that will become exercisable upon shareholder approval of the Williams Merger. Also includes shares of the Company's Common Stock that are allocated as of December 31, 1997 under the MAPCO Inc. & Subsidiaries Profit Sharing and Savings Plan (Mr. Barnes 5,097 shares, Mr. Sachse 4,271 shares, Mr. Baxter 4,312 shares, Mr. Bowman 9,955 shares, Mr. Maynard 4,521 shares, and Mr. Rinke 3,649 shares).

(3) Includes options for the Company's common stock that may be exercised within 60 days by all non-employee Directors under the 1989 Outside Directors Stock Option Plan and includes shares held in the dividend reinvestment plan of MAPCO Inc. Fractional shares held in the dividend reinvestment plan have been rounded.

(4)  Includes 200 shares held by spouse.

  (b) Other Ownership of MAPCO Common Stock

     According to information from Schedule 13G filings as of February 18, 1998, the following table lists the Stockholders known to the Company to be beneficial holders of more than five percent of the outstanding common stock of the
Company:

                   NAME & ADDRESS OF                         AMOUNT & NATURE OF     PERCENT
                    BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP    OF CLASS
                   -----------------                        --------------------    --------
Sanford C. Bernstein & Co. Inc..........................         5,247,659(1)         9.6%
One State Street Plaza
New York, NY 10004
Vanguard/Windsor Funds, Inc.............................         4,532,400(2)        8.26%
100 Vanguard Blvd.
Malvern, PA 19355
Barrow, Hanley, Mewhinney & Strauss, Inc................         5,066,600(3)         9.2%
One McKinney Plaza
3232 McKinney Avenue, 15th Floor
Dallas, TX 75204-2429
SASCO Capital, Inc......................................         3,324,000(4)         6.1%
10 SASCO Hill Road
Fairfield, CT 06430
MacKay-Shields..........................................         3,164,080(5)         5.8%
9 West 57th Street
New York, New York 10019

---------------

(1) Schedule 13-G filed by Sanford C. Bernstein & Co., showing beneficial ownership as of February 4, 1998; sole power to vote or direct the vote of 3,038,844 shares and shared power to vote or to direct the vote of 564,856 shares; sole dispositive power of 5,247,659 shares and no shared dispositive power.

(2) Beneficial ownership as of February 9, 1998; sole power to vote or to direct the vote of 4,532,400 shares and no shared voting power; shared power to dispose of or to direct the disposition of 4,532,400 shares and no sole dispositive power.

(3) Schedule 13-G filed by Barrow, Hanley, Mewhinney & Strauss, Inc., showing beneficial ownership as of February 12, 1998; sole power to vote or direct the vote of 233,000 shares and shared power to vote or to direct the vote of 4,833,600 shares; sole dispositive power of 5,066,600 shares and no shared dispositive power.

(4) Beneficial ownership as of January 30, 1998; sole power to vote or to direct the vote of 1,951,200 shares and no shared voting power; sole power to dispose of or to direct the disposition of 3,324,000 shares; and no shared dispositive power.

(5) Beneficial ownership as of February 13, 1998; shared power to vote or to direct the vote of 3,164,000 shares and no shared voting power; shared power to dispose of or to direct the disposition of 3,164,000 shares and no shared dispositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                    TRANSACTIONS WITH MANAGEMENT AND OTHERS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) 1. Financial Statements.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-1
Consolidated Statements of Income for the years ended
  December 31, 1997, 1996 and 1995..........................   F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................   F-3
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................   F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1997, 1996 and 1995......   F-5
Notes to Consolidated Financial Statements........F-6 through F-28

  (a) 2. Financial Statement Schedules.

Schedule I -- Condensed financial information of registrant for the years ended December 31,
1997, 1996 and 1995................................S-1 through S-3
Schedule II -- Valuation and qualifying accounts for the
  years ended December 31,
  1997, 1996 and 1995.......................................   S-5

     Other schedules of MAPCO Inc. and its subsidiaries are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or Notes thereto.

  (a) 3. Exhibits.

          ITEM
          ----
          3.(i)          -- Restated Certificate of Incorporation, as amended and
                            restated effective May 14, 1987 [Exhibit 3.(i) to Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1994*]
          3.(ii)         -- MAPCO Inc. By-Laws, as amended April 16, 1989 [Exhibit
                            3.(ii) to Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1994*]
          4.(a)          -- Specimen of Common Stock Certificate [Exhibit 4.(a) to
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1996*]
          4.(b)          -- Note Agreement between Mid-America Pipeline Company and
                            The Prudential Insurance Company of America dated as of
                            April 30, 1992 [a copy of this Agreement will be
                            furnished to the Commission on request as provided in
                            sec.229.601(b)(4)(iii)(A) of Regulation S-K]
          4.(c)          -- Note Agreement between Mid-America Pipeline Company and
                            The Prudential Insurance Company of America dated as of
                            May 20, 1992 [a copy of this Agreement will be furnished
                            to the Commission on request as provided in
                            sec.229.601(b)(4)(iii)(A) of Regulation S-K]
          4.(d)          -- Note Agreement between Mid-America Pipeline Company and
                            The Prudential Insurance Company of America dated as of
                            July 13, 1992 [a copy of this Agreement will be furnished
                            to the Commission on request as provided in
                            sec.229.601(b)(4)(iii)(A) of Regulation S-K]
          4.(e)          -- Note Agreement between Mid-America Pipeline Company and
                            The Prudential Insurance Company of America dated as of
                            July 20, 1992 [a copy of this Agreement will be furnished
                            to the Commission on request as provided in
                            sec.229.601(b)(4)(iii)(A) of Regulation S-K]

          ITEM
          ----
          4.(f)          -- Note Agreement between Mid-America Pipeline Company and
                            The Prudential Insurance Company of America dated as of
                            November 20, 1992 [a copy of this Agreement will be
                            furnished to the Commission on request as provided in
                            sec.229.601(b)(4)(iii)(A) of Regulation S-K]
          4.(g)          -- Credit Agreement dated as of March 25, 1997 among MAPCO
                            Inc., the Lenders party thereto, and The Chase Manhattan
                            Bank, as Administrative Agent. [Exhibit 4 to Quarterly
                            Report on Form 10-Q for the period ended March 31,
                            1997.*]
          4.(h)          -- Rights Agreement dated as of May 29, 1996 between MAPCO
                            Inc. and Harris Trust Company of New York, as Rights
                            Agent [Exhibit 4 to Form 8-A filed June 11, 1996*]
          4.(i)          -- Amendment No. 1 to Rights Agreement, dated November 23,
                            1997, between MAPCO Inc. and Harris Trust Company of New
                            York, as Rights Agent [Exhibit 4 to Current Report on
                            Form 8-K dated November 23, 1997*]
          4.(j)          -- Note Agreement dated as of June 16, 1989 between MAPCO
                            Inc. and IDS Life Insurance Company of New York, American
                            Enterprise Life Insurance Company, et al. [Exhibit 4.(i)
                            to Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1994*]
          4.(k)          -- Note Agreement dated as of December 1, 1993 between
                            Seminole Pipeline Company and Principal Mutual Life
                            Insurance Company, et al. [a copy of this Agreement will
                            be furnished to the Commission on request as provided in
                            sec.229.601(b)(4)(iii)(A) of Regulation S-K]
          4.(l)          -- Indenture dated as of March 31, 1990 between MAPCO Inc.
                            and Bankers Trust, Trustee [Exhibit 4.0 to Current Report
                            on Form 8-K dated February 19, 1991*]
          4.(m)          -- Senior Indenture dated as of February 25, 1997 between
                            MAPCO Inc. and The First National Bank of Chicago,
                            Trustee [Exhibit 4.5.1 to Amendment No. 1 to Form S-3
                            Registration Statement dated February 25, 1997*]
          4.(o)          -- Supplemental Indenture No. 1 dated as of March 5, 1997
                            between MAPCO Inc. and The First National Bank of
                            Chicago, as Trustee [Filed herewith]
          4.(p)          -- Supplemental Indenture No. 2 dated as of March 5, 1997
                            between MAPCO Inc. and The First National Bank of
                            Chicago, as Trustee [Filed herewith]

                   MANAGEMENT CONTRACTS AND COMPENSATORY PLANS OR ARRANGEMENTS
         10.(a)          -- Form of Agreement between MAPCO Inc. and Directors
                            relating to indemnification [Exhibit 10.(c) to Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1992*]
         10.(b)          -- Form of Agreement between MAPCO Inc. and certain officers and key employees relating to indemnification [Exhibit
                            10.(b) to Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1994*]
         10.(c)          -- MAPCO Inc. 1986 Retirement Plan for Directors, as amended and restated effective January 23, 1996 [Exhibit 10.(c)
                            to Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1995*]
         10.(d)          -- Form of Amended and Restated Agreement between MAPCO Inc.
                            and certain officers relating to employment [Filed
                            herewith]
         10.(e)          -- Amended and Restated Agreement between MAPCO Inc. and
                            James E. Barnes relating to employment dated December 20,
                            1989, effective January 1, 1990 [Filed herewith]
         10.(f)          -- Amended and Restated Agreement between MAPCO Inc. and
                            Robert G. Sachse relating to employment dated January 1,
                            1993 [Filed herewith]

          ITEM
          ----
         10.(g)          -- Amended and Restated Agreement between MAPCO Inc. and
                            Philip W. Baxter relating to employment dated December
                            20, 1989, effective January 1, 1990 [Filed herewith]
         10.(h)          -- Form of Non-Competition Agreement Dated November 23, 1997
                            between MAPCO Inc. and certain officers [Filed herewith]
         10.(i)          -- Non-Competition Agreement Dated November 23, 1997 between
                            MAPCO Inc. and James E. Barnes [Filed herewith]
         10.(j)          -- Non-Competition Agreement Dated November 23, 1997 between
                            MAPCO Inc. and Robert G. Sachse [Filed herewith]
         10.(k)          -- Non-Competition Agreement Dated November 23, 1997 between
                            MAPCO Inc. and Philip W. Baxter [Filed herewith]
         10.(l)          -- Supplemental Retirement Agreement, as amended and
                            restated, as of December 12, 1991 between MAPCO Inc. and
                            James E. Barnes [Exhibit 10.(i) to Annual Report on Form
                            10-K for the fiscal year ended December 31, 1991*]
         10.(m)          -- MAPCO Inc. 1986 Stock Option Plan, effective January 1,
                            1986 [Exhibit 10.(k) to Annual Report on Form 10-K for
                            the fiscal year ended December 31, 1992*]
         10.(n)          -- MAPCO Inc. Supplemental Executive Retirement Plan
                            effective January 1, 1986 [Exhibit 10(n) to Annual Report
                            on Form 10-K for the fiscal year ended December 31,
                            1993*]
         10.(o)          -- MAPCO Inc. 1989 Stock Incentive Plan, as amended and
                            restated effective June 1, 1997 [Exhibit 10.(i) to
                            Quarterly Report on Form 10-Q for the period ended June
                            30, 1997*]
         10.(p)          -- MAPCO Inc. 1989 Outside Director Stock Option Plan, as
                            amended January 23, 1996 [Exhibit 10.(k) to Annual Report
                            on Form 10-K for the fiscal year ended December 31,
                            1995*]
         10.(q)          -- MAPCO Inc. Long-Term Investment Savings Plan, effective
                            January 1, 1994 [Exhibit 10(q) to Annual Report on Form
                            10-K for the fiscal year ended December 31, 1993*]
         10.(r)          -- MAPCO Inc. Long-Term Investment Savings Trust, effective
                            January 10, 1994 [Exhibit 10(r) to Annual Report on Form
                            10-K for the fiscal year ended December 31, 1993*]
         10.(s)          -- MAPCO Inc. Incentive Compensation Plan effective January
                            1, 1995 [Exhibit 10 to Quarterly Report on Form 10-Q for
                            the period ended June 30, 1995*]
         10.(t)          -- MAPCO Inc. Outside Director Phantom Stock Plan [Exhibit
                            10.(q) to Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1995*]
         10.(u)          -- MAPCO Inc. 1997 Employee Stock Purchase Plan effective as of June 1, 1997 [Exhibit 10(ii) to Quarterly Report on
                            Form 10-Q for the period ended June 30, 1997*]

                                    OTHER MATERIAL CONTRACTS
         10.(v)          -- Settlement Agreement between the state of Alaska and
                            MAPCO Alaska Petroleum Inc. executed on August 31, 1994
                            and effective August 1, 1994 [Exhibit 10 to Quarterly
                            Report on Form 10-Q for the period ended September 30,
                            1994*]
         10.(w)          -- Purchase and Sale Agreement dated August 3, 1994 between
                            Emro Propane Company and Emro Marketing Company and MAPCO
                            Natural Gas Liquids Inc., MAPCO Petroleum Inc. and MAPCO
                            Florida Inc. [Exhibit 10 to Form 8-K filed on September
                            12, 1994*]

          ITEM
          ----
         10.(x)          -- Stock Purchase Agreement dated as of June 28, 1996 among
                            MAPCO Inc., The Beacon Group Energy Investment Fund,
                            L.P., MPC Partners, L.P. and Alliance Coal Corporation
                            [Exhibit 2 to Current Report on Form 8-K dated September
                            10, 1996*]
         10.(y)          -- Agreement and Plan of Merger among The Williams
                            Companies, Inc., TML Acquisition Corp. and MAPCO Inc.,
                            dated as of November 23, 1997, as amended January 25,
                            1998 [Appendix A to Joint Proxy Statement/Prospectus
                            dated January 27, 1998]
         12.             -- Computation of Ratio of Earnings to Fixed Charges
         21.             -- List of Subsidiaries
         23.             -- Independent Auditors' Consent
         24.             -- Power of Attorney, included as part of the signature page of this report.
         27.             -- Financial Data Schedule

---------------

* Incorporated herein by reference

     All other schedules and exhibits are omitted because they are not required or are not applicable.

  (b) Reports on Form 8-K

     The Company filed one current report on Form 8-K during the quarter ended December 31, 1997. The current report on Form 8-K, dated November 26, 1997, reported that the Company had entered into the Merger Agreement relating to the Williams Merger and had amended its Rights Agreement, each as described on page 1 of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MAPCO Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MAPCO INC.

Dated: January 27, 1998                     By:     /s/ JAMES E. BARNES
                                              ----------------------------------
                                                       James E. Barnes
                                               Chairman of the Board, President
                                                              and
                                                   Chief Executive Officer

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

                      SIGNATURE                                      TITLE                     DATE
                      ---------                                      -----                     ----

                 /s/ JAMES E. BARNES                     Chairman of the Board,          January 27, 1998
-----------------------------------------------------      President and Chief
                  (James E. Barnes)                        Executive Officer

                /s/ PHILIP W. BAXTER                     Executive Vice President and    January 27, 1998
-----------------------------------------------------      Chief Financial Officer
                 (Philip W. Baxter)

           /s/ GORDON E. SCHAECHTERLE, JR.               Vice President, Controller and  January 27, 1998
-----------------------------------------------------      Tax Counsel (Principal
            (Gordon E. Schaechterle, Jr.)                  Accounting Officer)

              /s/ HARRY A. FISCHER, JR.                  Director                        January 27, 1998
-----------------------------------------------------
               (Harry A. Fischer, Jr.)

                /s/ DONALD PAUL HODEL                    Director                        January 27, 1998
-----------------------------------------------------
                 (Donald Paul Hodel)

               /s/ MALCOLM T. HOPKINS                    Director                        January 27, 1998
-----------------------------------------------------
                (Malcolm T. Hopkins)

                /s/ FRANK T. MACINNIS                    Director                        January 27, 1998
-----------------------------------------------------
                 (Frank T. MacInnis)

               /s/ FRANK A. MCPHERSON                    Director                        January 27, 1998
-----------------------------------------------------
                (Frank A. McPherson)

                      SIGNATURE                                      TITLE                     DATE
                      ---------                                      -----                     ----

                                                         Director                        January 27, 1998
-----------------------------------------------------
                 (Donald L. Mellish)

                /s/ ROBERT L. PARKER                     Director                        January 27, 1998
-----------------------------------------------------
                 (Robert L. Parker)

                /s/ SAMUEL F. SEGNAR                     Director                        January 27, 1998
-----------------------------------------------------
                 (Samuel F. Segnar)

                /s/ JOHN L. WHITMIRE                     Director                        January 27, 1998
-----------------------------------------------------
                 (John L. Whitmire)

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MAPCO Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 16 to the consolidated financial statements, the Company is a defendant in litigation relating to an LPG explosion in April 1992, that occurred near an underground salt dome storage facility located near Brenham, Texas.

     As discussed in Note 1 to the consolidated financial statements, effective October 1, 1997, the Company changed its method of accounting for business process reengineering activities to conform to the consensus reached by the Emerging Issues Task Force in Issue No. 97-13.

     We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1995, 1994, and 1993, and the related consolidated statements of income, cash flows, and changes in stockholders' equity for the years ended December 31, 1994 and 1993 (none of which are presented herein); and our opinion on the 1993 consolidated financial statements included an explanatory paragraph applicable to the Company's litigation relating to retroactive increases in prices paid to the state of Alaska under its royalty oil purchase agreements which was resolved in 1994. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended December 31, 1997, appearing in Item 6 herein, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
January 27, 1998
(March 3, 1998, as to
Notes 2 and 16)

                                   MAPCO INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------    --------    --------
Sales and Operating Revenues(1).............................  $3,847.5    $3,353.1    $2,856.6
Expenses:
  Outside purchases and operating expenses(1)...............   3,496.1     2,965.3     2,550.1
  Selling, general and administrative.......................      98.1        64.1        55.3
  Depreciation and amortization.............................      86.4        79.3        76.9
  Interest and debt expense.................................      51.6        56.9        58.0
  Reorganization charges (Note 13)..........................        --          --        10.3
  Gain on sale of net assets held for sale (Note 4).........     (66.0)      (20.8)         --
  Other (income) expense -- net.............................       (.6)       (6.1)         .1
                                                              --------    --------    --------
                                                               3,665.6     3,138.7     2,750.7
                                                              --------    --------    --------
Income from Continuing Operations before Provision for
  Income Taxes and Minority Interest........................     181.9       214.4       105.9
Provision for Income Taxes (Note 9).........................      73.2        82.8        39.4
                                                              --------    --------    --------
Income from Continuing Operations before Minority
  Interest..................................................     108.7       131.6        66.5
Minority Interest in Earnings of Subsidiary.................      (4.2)       (1.4)       (2.3)
                                                              --------    --------    --------
Income from Continuing Operations...........................     104.5       130.2        64.2
                                                              --------    --------    --------
Discontinued Operations (Note 3):
  Income from discontinued operations, net of income
     taxes..................................................        --        14.5        10.5
  Loss on disposal of Coal segment, net of income taxes.....      (6.3)      (47.2)         --
                                                              --------    --------    --------
Income (Loss) from Discontinued Operations..................      (6.3)      (32.7)       10.5
                                                              --------    --------    --------
Income Before Cumulative Effect of Change in Accounting
  Principle (Note 10).......................................      98.2        97.5        74.7
Cumulative Effect of Change in Accounting Principle, Net of
  Income Taxes..............................................      (1.3)         --          --
                                                              --------    --------    --------
Net Income..................................................  $   96.9    $   97.5    $   74.7
                                                              ========    ========    ========
Earnings per Common Share (Notes 1 and 10):
  Income from Continuing Operations:
  Basic.....................................................  $   1.91    $   2.27    $   1.08
                                                              ========    ========    ========
  Diluted...................................................  $   1.88    $   2.26    $   1.08
                                                              ========    ========    ========
Net Income:
  Basic.....................................................  $   1.77    $   1.70    $   1.26
                                                              ========    ========    ========
  Diluted...................................................  $   1.74    $   1.69    $   1.25
                                                              ========    ========    ========
Pro Forma Amounts Assuming Retroactive Application of
  Accounting Change (Note 10):
  Income from Continuing Operations.........................  $  103.8    $  129.6    $   64.2
                                                              ========    ========    ========
  Net Income................................................  $   97.5    $   96.9    $   74.7
                                                              ========    ========    ========

---------------

(1) Includes consumer excise taxes of $157.8 million, $155.9 million and $158.1 million in 1997, 1996 and 1995, respectively.

                See notes to consolidated financial statements.

                                   MAPCO INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
Current Assets:
  Cash and cash equivalents.................................  $   40.8   $  104.8
  Trade receivables, less allowance for doubtful accounts
    (1997 -- $2.2; 1996 -- $1.7)............................     322.6      326.0
  Other receivables.........................................      64.1       46.0
  Inventories (Note 6)......................................     133.4      109.6
  Prepaid expenses..........................................      25.5       22.8
  Other current assets......................................      30.8        9.9
                                                              --------   --------
         Total current assets...............................     617.2      619.1
                                                              --------   --------
Property, Plant and Equipment, at cost (Note 19)............   2,320.7    2,154.2
Less -- accumulated depreciation and amortization...........    (839.5)    (797.3)
                                                              --------   --------
                                                               1,481.2    1,356.9
                                                              --------   --------
Goodwill -- Net (Note 18)...................................     140.2      109.9
Other Intangible Assets -- Net..............................      25.2        2.2
Other Assets (Note 18)......................................     143.9       82.6
                                                              --------   --------
                                                                 309.3      194.7
                                                              --------   --------
                                                              $2,407.7   $2,170.7
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt......................  $   39.2   $   35.7
  Accounts payable..........................................     404.9      411.9
  Accrued taxes.............................................      40.3       60.8
  Accrued payroll and related expenses......................      13.9       27.9
  Other current liabilities.................................      76.5       52.3
                                                              --------   --------
         Total current liabilities..........................     574.8      588.6
                                                              --------   --------
Long-Term Debt, Excluding Current Maturities (Note 7).......     786.2      608.4
                                                              --------   --------
Other Liabilities...........................................      55.6       67.9
                                                              --------   --------
Deferred Income Taxes (Note 9)..............................     280.4      257.1
                                                              --------   --------
Minority Interest...........................................      27.7       28.4
                                                              --------   --------
Contingencies (Note 16).....................................
                                                              --------   --------
Equity Put Options on Common Stock (Note 11)................      12.3       16.7
                                                              --------   --------
Stockholders' Equity (Notes 11, 12 and 15):
  Capital stock:
    Preferred stock, without par value, 1.0 share
     authorized; no shares issued
    Series A junior participating preferred stock, without
     par value, .2 shares authorized; no shares issued
    Common stock, $1 par value, 115.0 shares authorized;
     63.9 shares issued -- 1997; 63.0 shares
     issued -- 1996.........................................      63.9       63.0
  Capital in excess of par value............................     126.5       96.6
  Retained earnings.........................................     783.7      719.0
                                                              --------   --------
                                                                 974.1      878.6
  Cumulative foreign exchange translation adjustment........       (.1)        --
  Unamortized deferred compensation.........................      (2.1)       (.4)
  Treasury stock, at cost, 8.4 shares -- 1997; 7.4
    shares -- 1996..........................................    (253.8)    (221.4)
  Loan to ESOP..............................................     (47.4)     (53.2)
                                                              --------   --------
                                                                 670.7      603.6
                                                              --------   --------
                                                              $2,407.7   $2,170.7
                                                              ========   ========

                See notes to consolidated financial statements.

                                   MAPCO INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Operating Activities:
  Net income................................................  $  96.9    $  97.5    $  74.7
  Reconciliation of net income to net cash provided by
     continuing operations:
     (Income) loss from discontinued operations.............      6.3       32.7      (10.5)
     Depreciation and amortization..........................     86.4       79.3       76.9
     Provision for deferred income taxes....................     22.5       20.3       16.4
     Other items not requiring (providing) cash (Note 5)....    (36.5)     (11.8)      16.8
     Changes in operating assets and liabilities (Note 5)...   (107.0)      22.9       (7.6)
                                                              -------    -------    -------
          Net cash provided by continuing operations........     68.6      240.9      166.7
          Net cash provided by discontinued operations......       --       21.8       63.6
                                                              -------    -------    -------
          Net cash provided by operating activities.........     68.6      262.7      230.3
                                                              -------    -------    -------
Investing Activities:
  Capital expenditures and acquisitions, net of liabilities
     assumed:
     Continuing operations --
       Capital expenditures.................................   (178.4)    (129.4)    (200.9)
       Acquisitions.........................................    (59.7)      (5.6)     (16.5)
     Discontinued operations (Note 3).......................       --      (22.1)     (33.1)
  Proceeds from net assets held for sale (Note 4)...........     66.0       43.0         --
  Proceeds from sale of net assets of discontinued
     operations (Note 3)....................................       --      236.4         --
  Proceeds from sales of property, plant and equipment......      3.9       13.6        7.5
  Investments in unconsolidated affiliates (Note 18)........    (71.4)     (23.1)      (1.6)
  Other.....................................................       --         .8         --
                                                              -------    -------    -------
          Net cash provided by (used in) investing
            activities......................................   (239.6)     113.6     (244.6)
                                                              -------    -------    -------
Financing Activities:
  Purchases of common stock.................................    (50.2)     (98.3)     (31.1)
  Increase (decrease) in borrowings.........................      7.4     (161.3)     104.6
  Dividends paid............................................    (32.9)     (30.3)     (29.7)
  Issuances of long-term debt (Note 7)......................    209.7        3.8         --
  Payments on long-term debt................................    (30.0)     (20.8)     (27.3)
  Other.....................................................      3.0        2.1         .5
                                                              -------    -------    -------
          Net cash provided by (used in) financing
            activities......................................    107.0     (304.8)      17.0
                                                              -------    -------    -------
Increase (Decrease) in Cash and Cash Equivalents............    (64.0)      71.5        2.7
Cash and Cash Equivalents, January 1........................    104.8       33.3       30.6
                                                              -------    -------    -------
Cash and Cash Equivalents, December 31......................  $  40.8    $ 104.8    $  33.3
                                                              =======    =======    =======

                See notes to consolidated financial statements.

                                   MAPCO INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                 COMMON STOCK     CAPITAL IN
                                 $1 PAR VALUE     EXCESS OF               UNAMORTIZED      FOREIGN      TREASURY STOCK
                                ---------------      PAR       RETAINED     DEFERRED      EXCHANGE     ----------------   LOAN TO
                                SHARES   AMOUNT     VALUE      EARNINGS   COMPENSATION   TRANSLATION   SHARES   AMOUNT     ESOP
                                ------   ------   ----------   --------   ------------   -----------   ------   -------   -------
Balance, December 31, 1994....   62.8    $62.8      $202.8     $1,356.4      $ (.2)                    (32.9)   $(935.6)  $(63.6)
  Net income..................                                     74.7
  Dividends declared ($0.50
    per share)................                                    (29.7)
  Purchase of common stock....                                                                           (.6)     (31.1)
  ESOP loan repayments........                                                                                               4.9
  Issuance of common stock....     .1       .1          .1
  Amortization of deferred
    compensation..............                                                  .1
  Other.......................                          .2           .4
                                 ----    -----      ------     --------      -----          ----       -----    -------   ------
Balance, December 31, 1995....   62.9     62.9       203.1      1,401.8        (.1)                    (33.5)    (966.7)   (58.7)
  Net income..................                                     97.5
  Dividends declared ($0.525
    per share)................                                    (30.1)
  Two-for-one stock split
    effected in the form of a
    stock dividend from
    treasury shares (Notes 1
    and 11)...................                       (93.1)      (750.5)                                28.7      843.6
  Proceeds from sale of equity
    put options on common
    stock (Note 11)...........                          .6
  Equity put options on common
    stock (Note 11)...........                       (16.7)
  Purchase of common stock....                                                                          (2.6)     (98.3)
  ESOP loan repayments........                                                                                               5.5
  Issuance of common stock....     .1       .1         2.6                     (.4)
  Amortization of deferred
    compensation..............                                                  .1
  Other.......................                          .1           .3
                                 ----    -----      ------     --------      -----          ----       -----    -------   ------
Balance, December 31, 1996....   63.0     63.0        96.6        719.0        (.4)                     (7.4)    (221.4)   (53.2)
  Net income..................                                     96.9
  Dividends declared ($0.60
    per share)................                                    (32.9)
  Issuance of common stock....     .9       .9        18.3                    (2.2)
  Purchase of common stock....                                                                          (1.6)     (50.2)
  ESOP loan repayments........                                                                                               5.8
  Business acquisitions.......                          .9                                                .6       17.8
  Proceeds from sale of equity
    put options on common
    stock (Note 11)...........                         4.9
  Foreign currency
    translation...............                                                              $(.1)
  Tax benefit of stock-based
    awards....................                         5.6
  Amortization of deferred
    compensation..............                                                  .5
  Other.......................                          .2           .7
                                 ----    -----      ------     --------      -----          ----       -----    -------   ------
Balance, December 31, 1997....   63.9    $63.9      $126.5     $  783.7      $(2.1)         $(.1)       (8.4)   $(253.8)  $(47.4)
                                 ====    =====      ======     ========      =====          ====       =====    =======   ======

                See notes to consolidated financial statements.

                                   MAPCO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of MAPCO Inc. and its wholly-owned and majority-owned subsidiaries ("MAPCO" or the "Company"). Investments in entities in which ownership interests are 50 percent or less and the Company exercises significant influence over operating and financial policies are accounted for using the equity method, under which original investments are recorded at cost and adjusted by the Company's share of earnings or losses of those entities. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentation. In addition, all references in the consolidated financial statements to number of shares outstanding and per share amounts of the Company's common stock have been restated to reflect a two-for-one stock split, during 1996, effected in the form of a stock dividend from shares held as treasury stock (see Note 11).

     Estimates in the Financial Statements -- The preparation of MAPCO's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

     Depreciation and Amortization -- Depreciation and amortization are computed using the straight-line method at rates based upon estimated useful lives. Maintenance, repairs and minor replacements are expensed. Costs of replacements constituting improvements are capitalized. Gains or losses arising from the ordinary sale or retirement of property, plant and equipment are generally included in income currently. However, gains and losses from the sale or retirement of certain assets within the NGL business unit which are depreciated using regulatory group depreciation methods are credited or charged to accumulated depreciation.

     Excess of Purchase Price over Net Assets of Companies Acquired -- Amounts applicable to acquisitions prior to 1971 ($4.3 million at December 31, 1997) are not amortized. Amounts applicable to acquisitions after 1970 are amortized on a straight-line basis over periods not exceeding forty years. MAPCO continually evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revision of the estimated useful lives of acquired assets.

     Revenue Recognition -- Revenues are recognized when earned based on transfer of title or delivery.

                                   MAPCO INC.

     Environmental Expenditures -- Environmental expenditures that relate to current or future revenues are expensed or capitalized based upon the nature of the expenditures. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Environmental liabilities are recorded independently of any potential claim for recovery. Receivables are recognized in cases where reimbursements of remediation costs are available from state funds and the realization of those reimbursements is considered probable. Accruals related to environmental matters are generally determined based on site-specific plans for remediation, taking into account prior remediation experience of MAPCO and other companies. Environmental liabilities are discounted only if the aggregate obligation of a specific matter and the amount and timing of the related cash payments are fixed and determinable. The effect of discounting environmental liabilities is not material to MAPCO's financial statements. In 1997 the Company adopted Statement of Position 96-1, "Environmental Remediation Liabilities", which provided guidance for the recognition, measurement, display and disclosure of environmental remediation liabilities. This statement did not have a material impact on the Company's results of operations, liquidity or financial position.

     Debt Discount and Expense -- Debt discount and expense arising from the issuance of debt securities are capitalized and amortized using the principal outstanding method.

     Gas Balancing Arrangements -- MAPCO used the sales method of accounting for its gas balancing arrangements. Under the sales method, MAPCO recognized revenues on all West Panhandle gas field gas liquids sold to its customers without regard to the under/over take position of its gas supplier. In February 1997, MAPCO sold its natural gas liquids and condensate reserves in the West Panhandle gas field. As part of the sales agreement, MAPCO was released from its liability for its share of prior NGL overtakes from the West Panhandle field.

     Stock-Based Compensation -- Compensation expense is recorded with respect to stock option grants and restricted stock awards to employees using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. This method calculates compensation expense on the measurement date as the excess of the current market price of the underlying Company stock over the amount the employee is required to pay for the shares, if any. The expense is recognized over the vesting period of the grant or award. The Company has elected not to adopt the fair value method of accounting for stock-based compensation which is encouraged, but not required, by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company has adopted the disclosure requirements of SFAS No. 123 in preparing its 1997 financial statement disclosures (see Note 12).

     Derivative Financial Instruments -- (a) Futures, swaps and option contracts are used to hedge against the risk of price changes of crude oil, refined petroleum products and natural gas liquids. Contracts that are correlated to price movements of crude oil, refined petroleum products and natural gas liquids inventories, or to price movements of anticipated purchases and sales of such inventories, are treated as hedges and accounted for under the deferral method, in which gains and losses from the change in value of the contracts are deferred and recognized in conjunction with the earnings on the hedged inventories or anticipated transactions. Contracts which do not qualify as hedges are classified as speculative and are marked-to-market at the end of each month. Gains or losses on contracts which no longer qualify as hedges because the hedged item has been sold or the anticipated transaction is no longer deemed likely to occur are recognized in current earnings. When recognized in accordance with the above policies, gain and losses on commodity contracts are reported as "outside purchases and other operating expenses" in the consolidated statements of income. (b) Interest rate swaps and interest rate locks are used as hedges of specific debt instruments. The Company recognizes interest differentials as adjustments to interest expense. (c) Equity put options on common stock represent the number of options sold at their respective strike price. Proceeds from the sale of equity put options on common stock are accounted for as additional paid-in capital.

                                   MAPCO INC.

     Treasury Stock -- MAPCO common stock purchased by the Company is accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

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

     Earnings per Share -- In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, the Company computes basic earnings per common share ("Basic EPS") based on the weighted-average number of common shares outstanding. Diluted earnings per common share ("Diluted EPS") is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued (see
Note 10). All prior year earnings per share amounts have been restated to comply with the provisions of SFAS No. 128.

     Employee Stock Ownership Plan -- MAPCO's loan to its Employee Stock Ownership Plan ("ESOP") is recorded as a reduction of stockholders' equity in MAPCO's consolidated balance sheets. Compensation and interest expense are recognized based on MAPCO's cash contributions to the ESOP.

     Business Process Reengineering Costs -- The portion of those costs incurred during a major software system implementation that are identified as business process reengineering costs are expensed in accordance with Emerging Issues Task Force Issue No. 97-13.

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

     The Retail Propane business unit operations include the retail and wholesale marketing of propane and appliances. Propane and appliances are marketed through retail plants to residential, agricultural, commercial and industrial customers located in the upper Midwest and the Southeast regions of the United States. Wholesale propane sales are made to dealers operating in the same area, as well as to wholesale outlets and commercial and industrial customers located in the Midwestern region of the United States. Wholesale appliances are sold through a distributorship in the Midwest. Both retail and wholesale propane sales are highly seasonal due to its primary uses for home heating and crop drying, with sales concentrated in the fall and winter months. Sales are generally made on account.

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

                                   MAPCO INC.

for general trading activity. These transactions are with companies engaged in energy or energy-related businesses and sales are generally made on account.

     The Retail Petroleum business unit includes retail convenience store operations located in eight Southeastern states and Texas and in Fairbanks, Anchorage and Southeastern Alaska. The retail convenience stores, primarily under the brand name "MAPCO Express", engage in the retail marketing of gasoline, diesel fuel, other petroleum products, convenience merchandise, restaurants and deli fast food items. MAPCO also buys, sells and exchanges refined petroleum products to help supply its retail convenience store operations. These transactions are with companies engaged in energy or energy-related businesses and sales are generally made on account.

NOTE 2. WILLIAMS MERGER

     On November 24, 1997, MAPCO Inc. and The Williams Companies, Inc. ("Williams") announced that they had entered into a definitive merger agreement, as amended as of January 25, 1998, in which MAPCO will become a wholly-owned subsidiary of Williams in a non-taxable, stock-for-stock transaction which is intended to be accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16.

     The companies have agreed to exchange a fixed ratio of 1.665 of a share of Williams common stock for each share of MAPCO common stock. That will equate to exchanging approximately 97 million shares of Williams common stock for all of the outstanding shares of MAPCO common stock. The transaction is valued at approximately $3.0 billion.

     The companies filed a joint preliminary proxy statement with the Securities and Exchange Commission on December 18, 1997, and a final proxy statement on January 27, 1998. Both the MAPCO and Williams shareholders approved the transaction on February 26, 1998.

     MAPCO recognized pre-merger expenses of $2.2 million for legal, accounting and outside services associated with the merger. In December 1997, MAPCO paid $14.1 million to the participants of the Supplemental Executive Retirement Plan. The Company recognized $3.9 million of expense associated with this transaction. MAPCO also paid $32.6 million for non-compete agreements, which will be amortized over one to three years after completion of the merger. MAPCO anticipates additional merger costs of approximately $11.0 million in 1998 for investment banker fees. The costs associated with the non-compete agreements and the investment banker fees are not included in the proforma information below. The following unaudited pro forma information combines the results of operations of Williams and MAPCO as if the merger had been consummated on January 1, 1995 (in millions except per share data):

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1997         1996         1995
                                                     --------     --------     --------
                                                                (UNAUDITED)
Revenue............................................  $8,241.6     $6,842.9     $5,655.0
Income from Continuing Operations..................  $  458.6     $  492.5     $  363.6
Basic Earnings per Common Share:
  Income from Continuing Operations................  $   1.09     $   1.16     $    .87
  Net Income.......................................  $    .88     $   1.08     $   3.43
Diluted Earnings per Common Share:
  Income from Continuing Operations................  $   1.06     $   1.14     $    .86
  Net Income.......................................  $    .86     $   1.06     $   3.35

     Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the acquisition had occurred on January 1, 1995, or of future results of operations of the combined companies.

                                   MAPCO INC.

NOTE 3. DISCONTINUED OPERATIONS

     In June 1996, the Company concluded it would sell substantially all of its Coal business. In July 1996, the Company signed an agreement with Alliance Coal Corporation, a corporation formed by The Beacon Group Energy Investment Fund, L.P. ("Beacon"), to sell substantially all of the net assets of the Coal business. The transaction was completed on September 10, 1996, with an effective date of July 31, 1996. As a result, operations of the Coal business for the current and prior periods have been shown as discontinued in the consolidated statements of income. In connection with the sale, the Company made guarantees, indemnifications and representations for certain specified matters. Management of the Company does not expect these guarantees, indemnifications and representations to have any material impact on results of operations, financial position, or cash flows.

     The loss on disposal of the Coal business is reported net of an income tax benefit of $2.8 million in 1997 and $30.0 million in 1996. Income from discontinued Coal operations includes income tax expense/(benefit) of $4.8 million and $(2.3) million for 1996 and 1995, respectively. The Coal segment's sales and operating revenues were $276.8 million and $453.4 million for 1996 and 1995, respectively. The loss on disposal of the Coal business in 1997 includes liabilities recognized for guarantees, indemnifications and representations made to Beacon relative to the sale and an income tax adjustment to the 1996 loss amount. The loss on disposal in 1996 includes a $.2 million operating loss during the phase-out period.

NOTE 4. GAIN ON SALE OF NET ASSETS HELD FOR SALE

     Effective January 1, 1997, MAPCO sold its natural gas liquids and condensate reserves in the West Panhandle Fields of Texas to Westpan NGL Corporation, a subsidiary of MESA Operating Company, for $66.0 million. The Company recognized a gain of $66.0 million on the transaction as the related reserves had no book value. As part of the sales agreement, MAPCO was released from its liability for its share of prior NGL over-takes.

     In March 1996, the Company sold its Iowa propane and liquid fertilizer assets as well as its remaining liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin, to CENEX, Inc. ("CENEX"). The transaction resulted in proceeds of $43.0 million which were used primarily for capital expenditures, share repurchases and general corporate purposes. Sales and operating revenues attributable to these operations were $23.9 million and $68.8 million for 1996 and 1995, respectively. Operating profit for the same periods was $1.8 million and $7.2 million, respectively.

                                   MAPCO INC.

NOTE 5. CONSOLIDATED STATEMENTS OF CASH FLOWS

     Other items not requiring (providing) cash reported in net cash provided by operating activities of continuing operations consist of (in millions):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997        1996       1995
                                                        ------      ------      -----
Net periodic pension income...........................  $   .4      $  (.4)     $(2.5)
(Gain) loss on sales of property, plant and equipment:
  Westpan gain........................................   (66.0)         --         --
  Cenex gain..........................................      --       (20.8)        --
  Other...............................................     1.8        (1.7)       1.1
Minority interest in earnings of subsidiary...........     4.2         1.4        2.3
Reorganization charges................................      --          --       10.3
Refinery turnaround accrual...........................     4.2         4.2        5.7
Litigation and environmental accruals.................    16.4         4.6         --
Effect of change in accounting principle..............     1.3          --         --
Other non-cash income and expense -- net..............     1.2          .9        (.1)
                                                        ------      ------      -----
                                                        $(36.5)     $(11.8)     $16.8
                                                        ======      ======      =====

     Changes in operating assets and liabilities attributable to continuing operations consist of (in millions):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                      1997         1996         1995
                                                     -------      -------      ------
Decrease (increase) in:
  Receivables......................................  $    .1      $(146.8)     $ (9.9)
  Inventories......................................    (15.8)         4.2       (17.4)
  Prepaid expenses.................................      3.8         (4.0)        8.9
  Other current assets.............................    (19.0)         7.8        (3.1)
  Other assets.....................................    (19.5)         4.4        (4.4)
Increase (decrease) in:
  Accounts payable.................................     (7.8)       143.2        10.9
  Accrued taxes....................................    (15.9)        14.2        16.4
  Accrued payroll and related expenses.............    (14.0)        10.4         4.8
  Other current liabilities........................      6.6         (7.1)      (17.9)
  Other liabilities................................    (25.5)        (3.4)        4.1
                                                     -------      -------      ------
                                                     $(107.0)     $  22.9      $ (7.6)
                                                     =======      =======      ======

     Income taxes paid were $77.7 million, $77.3 million and $13.2 million during 1997, 1996 and 1995, respectively.

     Interest paid, net of amounts capitalized, was $54.3 million, $59.2 million and $59.4 million during 1997, 1996 and 1995, respectively.

     Interest capitalized was $7.4 million, $1.3 million and $1.7 million during 1997, 1996 and 1995, respectively.

     During 1997 the Company issued 588,037 shares of treasury stock with a fair market value of $18.5 million in conjunction with its purchases of five retail propane businesses.

                                   MAPCO INC.

NOTE 6. INVENTORIES

     Inventories are recorded when purchased, produced or manufactured and are stated at the lower of cost or market. As of December 31, 1997 and 1996, approximately 61% and 57% of inventories, respectively, were determined by the LIFO method. The remaining inventories were determined primarily on a weighted average cost basis.

                                                                DECEMBER 31,
                                                              ----------------
                                                               1997      1996
                                                              ------    ------
Raw Materials -- Crude Oil..................................  $ 30.5    $ 22.1
                                                              ------    ------
Finished Products:
  Refined petroleum products................................    35.9      27.7
  Fertilizer and natural gas liquids........................    34.8      36.4
  General merchandise.......................................    32.2      23.4
                                                              ------    ------
                                                               102.9      87.5
                                                              ------    ------
          Total Inventories.................................  $133.4    $109.6
                                                              ======    ======

     The cost to replace crude oil, refined petroleum products and retail merchandise inventories in excess of their LIFO carrying value was approximately $7.2 million at December 31, 1997 and $37.1 million at December 31, 1996. The amount of income recognized in 1997 as a result of LIFO inventory liquidation was not significant.

NOTE 7. LONG-TERM DEBT

     Long-term debt consists of (in millions):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1997      1996
                                                              ------    ------
MAPCO INC.
Commercial paper and bank money market lines................  $135.8    $128.5
8.43% ESOP Notes, payable in mortgage type principal
  reductions annually through 2003..........................    47.4      53.2
Medium Term Notes, various maturities through 2022..........   366.7     288.8
7.70% subordinated, non-redeemable debentures, $100 million
  face amount, due 2027.....................................   102.9        --
                                                              ------    ------
                                                               652.8     470.5
                                                              ------    ------
SUBSIDIARIES
Senior Notes:
  8.51% Notes, payable in 2007..............................    15.0      15.0
  8.95% Notes, payable in 2012..............................    35.5      35.5
  8.20% Notes, payable $2.5 annually 2007 through 2012......    15.0      15.0
  8.59% Notes, payable in 2017..............................    14.5      14.5
  8.70% Notes, payable $2.0 annually 2018 through 2022......    10.0      10.0
  6.67% Notes, payable $15.0 annually 2001 through 2005.....    75.0      75.0
  Other.....................................................     7.6       8.6
                                                              ------    ------
                                                               172.6     173.6
                                                              ------    ------
                                                               825.4     644.1
Less -- current maturities..................................   (39.2)    (35.7)
                                                              ------    ------
Long-term debt..............................................  $786.2    $608.4
                                                              ======    ======

                                   MAPCO INC.

     Interest rates on commercial paper and bank money market lines ranged from 5.20% to 6.60% for the year ended December 31, 1997, and from 5.18% to 6.15% for the year ended 1996. Commercial paper and bank money market lines outstanding at December 31, 1997 and December 31, 1996, were classified as long-term debt. MAPCO has the ability and the intent, if necessary, under a bank credit agreement to refinance up to $400 million of commercial paper and bank money market lines with long-term debt having maturities in excess of one year.

     The bank credit agreement for $400 million expires in March 2002, and interest on borrowings under the bank credit agreement would be at rates generally less than the prime interest rate. MAPCO must pay a commitment fee to maintain the bank credit agreement. The agreement serves as a back-up for outstanding commercial paper and for borrowings against bank money market lines. As of December 31, 1997, no borrowings were outstanding under the bank credit agreement.

     MAPCO had $288.8 million of Medium Term Notes outstanding as of December 31, 1996. The Notes mature at various times through 2022 and bear interest at rates ranging from 7.60% to 8.87%. In March 1997, the Company issued an additional $103.0 million subordinated, non-redeemable Medium Term Notes with a face amount of $100 million, bearing interest at the rate of 7.25%, and maturing in 2009. The effective interest rate at issuance on these notes was 6.97%.

     In March 1997, the Company also issued subordinated, non-redeemable debentures with a face amount of $100 million, bearing interest at the rate of 7.70% and maturing in the year 2027. The effective interest rate at time of issuance was 7.54%.

     The Company anticipates retiring the 8.43% ESOP notes in the first quarter of 1998, replacing them with lower interest rate notes.

     MAPCO had unamortized debt issuance cost of $3.6 million as of December 31, 1997, and $1.8 million as of December 31, 1996.

     The scheduled amounts to be paid on long-term debt during the next five years are: 1998 -- $38 million, 1999 -- $32 million, 2000 -- $23 million,
2001 -- $58 million, and 2002 -- $57 million.

     At December 31, 1996, the Company had entered into various interest rate swap agreements with financial institutions which effectively changed the Company's interest rate exposure from variable rates to fixed rates on $100 million of debt. The swap agreements' interest rates were fixed at 5.82%. The swap agreements provided protection against actual interest rate exposure and were not speculative in nature. The Company had minimized any risk of impact on its financial position, liquidity or results of operations from changes in interest rates on the $100 million of variable rate debt that was hedged through the use of interest rate swap agreements. In 1997, the Company realized a gain on the settlement of these swap agreements in the amount of $4.3 million. At December 31, 1997, the Company did not have any interest rate swap agreements in effect.

     The Company had also entered into interest rate lock agreements with financial institutions that locked underlying treasury rates at 6.12% on $200 million of public debt that the Company issued in the first quarter of 1997. The interest rate lock agreements provided protection against interest rate exposure on anticipated debt and were not speculative in nature. There were no interest rate lock agreements outstanding as of December 31, 1997.

     The notional amounts of interest rate swap agreements did not represent amounts exchanged by the parties and were not a measure of the Company's exposure to credit or market risks. The amounts exchanged were calculated on the basis of the notional amounts and the other terms of the swap agreements. Notional amounts were not included in the consolidated balance sheets.

                                   MAPCO INC.

     The interest rate swap and lock agreements were subject to market risk to the extent that market interest rates for similar instruments decreased and the Company terminated the agreements prior to maturity.

     Various loan agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by two of Natural Gas Liquids' subsidiaries to MAPCO. At December 31, 1997, $250 million of net assets were restricted by such provisions, which included $60 million of restricted net assets associated with the Discovery joint venture. At December 31, 1996, $190 million of net assets were restricted by such provisions.

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The methods and assumptions used by the Company in estimating its fair value disclosures for financial instruments are as follows:

          Cash and Cash Equivalents and Long-term Receivables: The carrying amounts reported in the balance sheet for cash and cash equivalents and long-term receivables approximate their fair value.

          Interest Rate Swap and Interest Rate Lock Agreements: The fair value of interest rate swaps and interest rate locks was determined using available quoted market prices. There were no interest rate swaps or locks outstanding as of December 31, 1997, and the Company had no financial basis recorded for interest rate swaps or locks in the consolidated balance sheets as of December 31, 1996.

          Long-term Debt, Including Current Maturities: The carrying amounts of commercial paper and other variable-rate debt instruments were approximately 95% of their fair value as of December 31, 1997 and approximately 97% of their fair value as of December 31, 1996. The fair values of fixed-rate long-term debt are estimated using discounted cash flow analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

          Insurance Accruals: The fair value of insurance accruals, which represent contractual obligations to pay cash in the future, is estimated based on a discounted cash flow analysis using the Company's incremental borrowing rate as the discount rate.

          Equity Put Options on Common Stock: Due to the market price of MAPCO's common stock at December 31, 1997 and 1996, exceeding the strike prices of the equity put options, the fair value of the Company's obligations under these instruments at December 31, 1997 and 1996, is zero.

     The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows (in millions):

                                                        1997                  1996
                                                 ------------------    ------------------
                                                 CARRYING     FAIR     CARRYING     FAIR
                                                  AMOUNT     VALUE      AMOUNT     VALUE
                                                 --------    ------    --------    ------
Cash and cash equivalents......................   $ 40.8     $ 40.8     $104.8     $104.8
Interest rate swaps and interest rate locks....       --         --         --        7.3
Long-term receivables..........................      1.0        1.0        7.0        7.0
Long-term debt, including current maturities...    825.4      868.5      644.1      666.2
Insurance accruals.............................      5.3        5.3       17.9       17.4
Equity put options on common stock.............     12.3         --       16.7         --

     The assumed incremental borrowing rates used to determine the fair value of fixed-rate long-term debt were 6.54% to 7.03% and 6.93% to 8.15% for 1997 and 1996, respectively. The incremental borrowing rates used to determine the fair value of insurance accruals were 6.50% for 1997 and 6.47% for 1996.

     Futures, forward and option contracts are used to hedge against the risk of price changes of crude oil, refined petroleum products, and natural gas liquids. These contracts permit settlement by delivery of

                                   MAPCO INC.

commodities and therefore, are not financial instruments. Contracts that qualify as hedges are correlated to price movements of crude oil, refined petroleum product inventory, and natural gas liquids and any gains or losses resulting from market changes will be substantially offset by gains or losses on the hedged inventory. In 1997, the Company significantly increased its activities related to the hedging of crude oil and refined petroleum product price risk. MAPCO's crude oil, refined petroleum products, and natural gas liquids hedging activities resulted in an unrealized loss of $4.0 million and $.3 million, on contracts covering 27.8 million and .3 million barrels of crude oil, refined products, and natural gas liquids, at December 31, 1997 and 1996, respectively. The outstanding contracts have maturity dates ranging from 1 to 24 months.

NOTE 9. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability are as follows (in millions):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1997
                                                              ------    ------
Deferred tax liabilities:
  Differences between book and tax basis of property........  $277.5    $262.5
  Other.....................................................    12.8      26.4
                                                              ------    ------
                                                               290.3     288.9
                                                              ------    ------
Deferred tax assets:
  Accrued expenses not currently deductible.................    10.3      32.7
  Reserves not currently deductible.........................     7.8       4.8
  Other.....................................................     3.8       4.3
                                                              ------    ------
                                                                21.9      41.8
                                                              ------    ------
Net deferred tax liability..................................   268.4     247.1
Net current deferred tax asset..............................    12.0      10.0
                                                              ------    ------
Deferred income taxes.......................................  $280.4    $257.1
                                                              ======    ======

     Income before provision for income taxes is substantially all derived from domestic operations. Significant components of the provision for income taxes from continuing operations are as follows (in millions):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Current:
  Federal...................................................  $46.0    $57.8    $21.4
  State.....................................................    4.7      4.7      1.6
                                                              -----    -----    -----
                                                               50.7     62.5     23.0
                                                              -----    -----    -----
Deferred:
  Federal...................................................   20.0     14.6     16.6
  State.....................................................    2.5      5.7      (.2)
                                                              -----    -----    -----
                                                               22.5     20.3     16.4
                                                              -----    -----    -----
Provision for income taxes..................................  $73.2    $82.8    $39.4
                                                              =====    =====    =====

     In 1997, a $2.1 million current income tax expense and a $2.8 million deferred income tax benefit were reported with the Loss on disposal of the Coal segment in discontinued operations. In 1996, a $14.3 million

                                   MAPCO INC.

current income tax expense and a $44.3 million deferred income tax benefit were reported with the Loss on disposal of the Coal segment in discontinued operations. Additionally, a current income tax expense of $7.0 million and a deferred income tax benefit of $2.2 million were reported as Income from discontinued Coal operations in 1996. In 1995, a $2.3 million income tax benefit was reported in Income from discontinued Coal operations (see Note 3).

     A reconciliation of the statutory U.S. federal income tax rate and MAPCO's effective income tax rate is as follows (in percents):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Statutory rate..............................................   35.0     35.0     35.0
Increase (decrease) resulting from:
  State income taxes, net of federal benefit................    3.0      4.1       .8
  Alternative minimum tax credit............................     --     (1.7)      --
  Other.....................................................    2.2      1.2      1.4
                                                              -----    -----    -----
Effective income tax rate...................................   40.2     38.6     37.2
                                                              =====    =====    =====

     At December 31, 1997, MAPCO had federal income tax net operating loss carryforwards of $1.6 million which expire as follows: $1.0 million in 1998, $.5 million in 2002 and $.1 million in 2003.

NOTE 10. EARNINGS PER SHARE

     Basic and Diluted earnings per share are as follows:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1997    1996    1995
                                                              -----   -----   -----
Basic Earnings per Common Share:
  Income from Continuing Operations.........................  $1.91   $2.27   $1.08
  Income (Loss) from Discontinued Operations................   (.12)   (.57)    .18
  Cumulative Effect of a Change in Accounting Principle.....   (.02)     --      --
                                                              -----   -----   -----
  Net Income................................................  $1.77   $1.70   $1.26
                                                              =====   =====   =====
Diluted Earnings per Common Share:
  Income from Continuing Operations.........................  $1.88   $2.26   $1.08
  Income (Loss) from Discontinued Operations................   (.12)   (.57)    .17
  Cumulative Effect of a Change in Accounting Principle.....   (.02)     --      --
                                                              -----   -----   -----
Net Income..................................................  $1.74   $1.69   $1.25
                                                              =====   =====   =====
Weighted-Average Common Shares Outstanding (in millions):
  Basic.....................................................   54.8    57.3    59.5
                                                              =====   =====   =====
  Diluted...................................................   55.6    57.6    59.7
                                                              =====   =====   =====

                                   MAPCO INC.

     A reconciliation of Basic and Diluted EPS computations are set forth as follows (in millions except per share amounts):

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                               1997     1996    1995
                                                              ------   ------   -----
Income from continuing operations...........................  $104.5   $130.2   $64.2
                                                              ======   ======   =====
Weighted average common shares outstanding (in millions)....    54.8     57.3    59.5
                                                              ------   ------   -----
Basic Earnings Per Share....................................  $ 1.91   $ 2.27   $1.08
                                                              ======   ======   =====
Weighted average common shares outstanding (in millions)....    54.8     57.3    59.6
Dilutive effect of outstanding options......................     0.8      0.3     0.1
                                                              ------   ------   -----
Diluted weighted average common shares outstanding..........    55.6     57.6    59.7
                                                              ------   ------   -----
Diluted Earnings Per Share..................................  $ 1.88   $ 2.26   $1.08
                                                              ======   ======   =====

     Equity put options (see Note 11) were outstanding at December 31, 1997 and 1996, but were not included in the computation of Diluted EPS because the respective year-end market prices of common shares exceeded the exercise prices of the put options.

     In November 1997, the Emerging Issues Task Force reached a consensus on Issue No. 97-13 that third party costs typically associated with business process reengineering activities should be expensed as incurred and that, if costs were previously capitalized for such activities, any remaining unamortized costs are required to be written off. In accordance with this consensus, in the fourth quarter of 1997 the Company recognized a charge of $2 million, $1.3 million or approximately $0.02 per share on an after-tax basis, to write-off previously capitalized costs associated with business reengineering activities purchased from external sources. Pro forma amounts assuming the accounting change had been applied retroactively are as follows (in millions except per share amounts):

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Income from Continuing Operations:.......................  $103.8    $129.6    $ 64.2
                                                           ======    ======    ======
  Basic Earnings per Common Share........................  $ 1.89    $ 2.26    $ 1.08
                                                           ======    ======    ======
  Diluted Earnings per Common Share......................  $ 1.87    $ 2.25    $ 1.08
                                                           ======    ======    ======
Net Income:..............................................  $ 97.5    $ 96.9    $ 74.7
                                                           ======    ======    ======
  Basic Earnings per Common Share........................  $ 1.78    $ 1.69    $ 1.26
                                                           ======    ======    ======
  Diluted Earnings per Common Share......................  $ 1.75    $ 1.68    $ 1.25
                                                           ======    ======    ======

NOTE 11. STOCKHOLDERS' EQUITY

     Stock Split -- On September 10, 1996, the Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend from shares held as treasury stock, which was distributed on September 30, 1996, to shareholders of record on September 16, 1996. In accounting for the stock split, MAPCO recorded a reduction in treasury stock of $843.6 million, with a corresponding reduction in retained earnings of $750.5 million and a reduction in capital in excess of par value of $93.1 million.

     Equity Put Options -- As part of its share repurchase program, the Company began selling equity put options in the fourth quarter of 1996. The put options entitled the holder, at the expiration date, to sell shares of common stock to the Company at a specified price. Premiums received on options sold were used to reduce the average price of shares repurchased in 1997 from $31.57 to $31.34 per share in 1997 and from $29.82 to

                                   MAPCO INC.

$29.64 per share in 1996. As of December 31, 1997, put options with an aggregate exercise price of $12.3 million on 400,000 shares were outstanding at strike prices ranging from $30.00 to $31.00 per share with expiration dates ranging from January 9, 1998, to February 18, 1998. No additional equity put options will be sold as MAPCO suspended its share repurchase program in November 1997, in conjunction with the proposed Williams Merger.

     Rights Agreement -- Under a Rights Agreement dated May 29, 1996, MAPCO has a one-half Right outstanding for each outstanding share of MAPCO common stock. Under certain limited conditions as defined in the Rights Agreement, each Right entitles the registered holder to purchase from MAPCO a unit, which consists of one two-hundredth of a share of Series A Junior Participating Preferred Stock, without par value ("Participating Preferred Stock"), at $200 subject to adjustment. At December 31, 1996, there were 27.8 million Rights outstanding, that if exercised, would result in the issuance of 138,887 shares of Participating Preferred Stock.

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

     In November 1997, in connection with the Williams Merger, the Company amended its Rights Agreement. This amendment will effectively prevent the Rights from becoming exercisable as a result of the Williams Merger and the consummation of the other transactions contemplated by the Merger Agreement. The amendment provides that all outstanding Rights will expire immediately prior to the effective time of the Williams Merger.

NOTE 12. STOCK INCENTIVE PLANS

     At December 31, 1997, the Company had two stock-based compensation plans and an employee stock purchase plan. Under the MAPCO Inc. 1989 Stock Incentive Plan (the "Plan"), stock options, stock appreciation rights, restricted stock, phantom stock and stock purchase rights may be issued to key employees. At December 31, 1997, only stock options and restricted stock had been awarded under the Plan. Each stock option entitles the holder to purchase from MAPCO one share of common stock at the option price, which is determined by the closing sales price of MAPCO common stock on the grant date. Options expire ten years from the grant date. The options granted in 1997 will vest in one-third increments in 1999, 2000 and 2001.

     Options granted under the Plan contain a Replacement Option feature. The Replacement Option feature is triggered when an optionee uses stock, rather than cash, to exercise an option. Upon exercise by an exchange

                                   MAPCO INC.

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

     In May 1992, MAPCO stockholders approved an amendment to the Plan which increased the number of gross shares (i.e. the number of options issuable, including shares forfeited for tax withholding and shares surrendered to exercise an option) which may be issued under the Plan to 14 million; however, the maximum number of actual net shares which may be issued under the Plan remained at 4 million (plus a small number of shares from prior plans). The number of gross shares available for future grants under the Plan at December 31, 1997, was 1,945,697. The cumulative number of actual net shares issued under the Plan was 1,399,073 at December 31, 1997.

     In March 1997, the Board of Directors, through its Compensation Committee, approved a broad based stock option program through which stock options were granted to most full-time employees. As a result, the number of options granted under the Plan in 1997 was significantly greater than in prior years. A summary of the status of the Plan as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                        1997                            1996                            1995
                           ------------------------------   -----------------------------   -----------------------------
                                         WEIGHTED-AVERAGE                WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                             SHARES       EXERCISE PRICE      SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                           -----------   ----------------   ----------   ----------------   ----------   ----------------
Outstanding at beginning
  of year................    5,712,890        $28.19         5,175,552        $27.95         4,088,182        $27.54
Granted..................    3,699,702        $33.47         1,381,207        $28.27         1,344,148        $26.54
Exercised................   (1,416,387)       $28.64          (385,875)       $31.05           (91,938)       $27.46
Forfeited................     (260,985)       $28.71          (457,994)       $28.11          (164,840)       $29.10
                           -----------                      ----------                      ----------
Outstanding at end of
  year...................    7,735,220        $30.61         5,712,890        $28.19         5,175,552        $27.95
                           ===========                      ==========                      ==========
Options exercisable at
  year-end...............    1,881,249                       2,683,707                       2,915,024
Weighted-average fair
  value of options
  granted during the
  year...................       $15.22                          $10.99                          $10.81

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of .60 for 1997, 1.0 for 1996 and 1.0 for 1995; expected volatility of 30 percent, 17 percent and 14 percent; risk free interest rates of 6.1, 5.9 and 7.6 percent; and expected lives of 6 years for 1997 and 1995 and 7 years for 1996.

                                   MAPCO INC.

     The following table summarizes information about stock options outstanding under the Plan at December 31, 1997:

                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                       -------------------------------------------------   ------------------------------
                         NUMBER      WEIGHTED-AVERAGE                        NUMBER
      RANGE OF         OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
   EXERCISE PRICES     AT 12/31/97   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/97    EXERCISE PRICE
   ---------------     -----------   ----------------   ----------------   -----------   ----------------
$13.84 - $21.94            84,890       2.0 years            $19.45            84,884         $19.45
$21.95 - $30.04         2,948,252       5.8 years            $27.10         1,144,781         $27.07
$30.05 - $38.14         4,256,248       8.0 years            $31.95           651,584         $31.28
$38.15 - $46.25           445,830       3.1 years            $43.18                 0             --
                        ---------                                           ---------
$13.84 - $46.25         7,735,220       6.8 years            $30.61         1,881,249         $28.19
                        =========                                           =========

     In 1997, 1996 and 1995, respectively, the Company granted approximately 75,000, 23,000 and 1,400 shares of restricted stock with a weighted-average fair value of $32, $27 and $24 per share. Restricted stock is valued on the issuance date and amortized over vesting periods varying from three to five years. Unamortized deferred compensation is reported as a reduction of stockholders' equity. The Company recognized compensation expense of approximately $0.4 million, $0.2 million and $0.1 million for restricted stock in 1997, 1996 and 1995, respectively.

     After approval by shareholders at the May 1997 annual shareholders meeting, the Company adopted an Employee Stock Purchase Plan (the "ESPP") in which nearly all full-time employees are eligible to participate. Under the ESPP, at the beginning of each offering period eligible employees may elect to purchase the Company's common stock at 85% of the lower of its beginning-of-period or end-of-period market price. On December 31, 1997, the exercise date of the first offering period, employees purchased approximately 150,000 shares of common stock from the Company at $25.50 per share. Based on the December 31, 1997, closing stock price of $46.25, the fair value of the employees' purchase rights was $20.75 per share.

     MAPCO has a Director Stock Option Plan (the "Directors' Plan") which provides for the grant of stock options to MAPCO's non-employee Directors. Under the Directors' Plan, stock options are granted at the closing price of MAPCO's common stock on the date of the grant. The number of options granted, which is fixed by the plan, become fully exercisable on the date of the grant. The maximum number of shares which may be issued under the Directors' Plan is 400,000 shares. Options were granted to purchase 18,000 shares in both 1997 and 1996 and 36,000 shares in 1995, with a weighted-average exercise price of $31.75, $28.94 and $29.44 per share, and a weighted-average year-end fair value, determined using the Black-Scholes option-pricing model, of $16.57, $6.80 and $6.77 per share, respectively. Options outstanding and exercisable at December 31, 1997, 1996 and 1995, were 243,854, 227,854 and 239,854, with a weighted-average exercise price of $27.41, $27.08 and $26.91 per share, respectively. The weighted-average remaining contractual life of options outstanding at December 31, 1997, was 5.1 years, and the range of exercise prices was from $9.25 to $31.75 per share. Also, in 1997 the Company issued to its Directors approximately 4,000 shares of phantom stock valued at $0.1 million.

     The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option and stock purchase plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the

                                   MAPCO INC.

Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in millions except per share amounts):

                                      1997                   1996                   1995
                              --------------------   --------------------   --------------------
                                 AS                     AS                     AS
                              REPORTED   PRO FORMA   REPORTED   PRO FORMA   REPORTED   PRO FORMA
                              --------   ---------   --------   ---------   --------   ---------
Net income..................   $96.9       $78.2      $97.5       $93.0      $74.7       $72.8
Basic earnings per share....   $1.77       $1.43      $1.70       $1.62      $1.26       $1.05
Diluted earnings per
  share.....................   $1.74       $1.41      $1.69       $1.61      $1.25       $1.22

     The above pro forma disclosures are not likely to be representative of the effects on reported net income and earnings per share for future years because, pursuant to the Merger Agreement entered into with Williams (see Note 2), stock options outstanding under MAPCO's stock incentive plans will be deemed exercisable and converted into a right to receive shares of Williams stock at the time of merger. The number of shares to be received will be determined based on the fair value per share over the per share exercise price of each option. At the same time, all shares of restricted stock will become fully vested. The merger agreement prohibits MAPCO from granting any further stock-based awards after November 24, 1997, except for options granted through the replacement option feature, and from selling stock to employees under the ESPP, except for sales to employees who elected prior to September 1, 1997 to participate in the ESPP offering period ended December 31, 1997.

NOTE 13. REORGANIZATION CHARGES

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

                                   MAPCO INC.

NOTE 14. BUSINESS UNIT INFORMATION

     In 1996, MAPCO reorganized its business segments into four business units:
Natural Gas Liquids, Propane Marketing, Petroleum Refining and Retail Petroleum. Also in 1996, the Coal segment was sold (see Note 3) and as a result, the net assets, results of operations and cash flows of the Coal segment have been shown as discontinued operations in the consolidated financial statements. The Natural Gas Liquids business unit operations include the transportation, processing, underground storage, sales and trading of NGLs, and the pipeline transportation of anhydrous ammonia, refined products and crude oil. The Propane Marketing business unit operations include the retail and wholesale marketing of propane and appliances. The Petroleum Refining business unit operations include the refining, wholesale marketing and trading of crude oil and refined petroleum products. The Retail Petroleum business unit operations include the retail marketing of gasoline, diesel fuel, other petroleum products, convenience merchandise, restaurants and deli fast food items. Business unit information, restated to reflect the above changes, is as follows (in millions):

                                                                   SALES AND OPERATING REVENUES
                                  -----------------------------------------------------------------------------------------------
                                                                                                       ADDITIONS
                                                                                                           TO
                                                                                                       PROPERTY,     DEPRECIATION
                                  UNAFFILIATED                             OPERATING   IDENTIFIABLE    PLANT AND          &
                                   CUSTOMERS     INTERSEGMENT    TOTAL      PROFIT        ASSETS       EQUIPMENT     AMORTIZATION
                                  ------------   ------------   --------   ---------   ------------   ------------   ------------
YEAR ENDED DECEMBER 31, 1997
Natural Gas Liquids.............    $  656.4       $  94.2      $  750.6    $183.6(1)    $  967.3        $ 29.8         $29.2
Propane Marketing...............       412.7            .7         413.4      (6.2)         422.0          56.5          20.1
Petroleum Refining..............     2,023.6         284.8       2,308.4      96.8          620.7          42.2          19.0
Retail Petroleum................       730.2           3.0         733.2      11.8          236.8          57.1          13.1
Other...........................        24.6                        24.6      (8.9)          24.2           4.6            .7
Eliminations....................                    (382.7)       (382.7)
                                    --------       -------      --------    ------       --------        ------         -----
  Total business units..........     3,847.5                     3,847.5     277.1(1)     2,271.0         190.2          82.1
General corporate...............                                             (44.2)         136.7          15.4           4.3
Interest and debt expense.......                                             (51.6)
Other income (expense) -- net...                                                .6
                                    --------       -------      --------    ------       --------        ------         -----
                                    $3,847.5       $            $3,847.5    $181.9       $2,407.7        $205.6         $86.4
                                    ========       =======      ========    ======       ========        ======         =====
YEAR ENDED DECEMBER 31, 1996
Natural Gas Liquids.............    $  682.9       $  33.5      $  716.4    $137.1       $  921.5        $ 38.4         $29.6
Propane Marketing...............       426.2           3.3         429.5      65.0(2)       379.0          20.2          16.3
Petroleum Refining..............     1,529.1         284.3       1,813.4      63.9          527.5          36.2          18.0
Retail Petroleum................       714.9                       714.9      30.3          190.2          19.0          12.0
Eliminations....................                    (321.1)       (321.1)
                                    --------       -------      --------    ------       --------        ------         -----
  Total business units..........     3,353.1                     3,353.1     296.3(2)     2,018.2         113.8          75.9
General corporate expense.......                                             (31.1)         152.5          15.6           3.4
Interest and debt expense.......                                             (56.9)
Other income (expense) -- net...                                               6.1
                                    --------       -------      --------    ------       --------        ------         -----
                                    $3,353.1       $            $3,353.1    $214.4       $2,170.7        $129.4         $79.3
                                    ========       =======      ========    ======       ========        ======         =====
YEAR ENDED DECEMBER 31, 1995
Natural Gas Liquids.............    $  529.2       $  20.7      $  549.9    $104.2       $  905.5        $121.6         $26.5
Propane Marketing...............       338.0            .3         338.3      35.2          352.9          17.8          17.1
Petroleum Refining..............     1,358.1         215.9       1,574.0      35.7          452.1          46.7          21.2
Retail Petroleum................       631.3                       631.3      12.5          168.8          19.8          10.0
Eliminations....................                    (236.9)       (236.9)                     (.8)
                                    --------       -------      --------    ------       --------        ------         -----
  Total business units..........     2,856.6                     2,856.6     187.6        1,878.5         205.9          74.8
General corporate expense.......                                             (23.6)          45.4           3.9           2.1
Interest and debt expense.......                                             (58.0)
Other income (expense) -- net...                                               (.1)
                                    --------       -------      --------    ------       --------        ------         -----
                                    $2,856.6       $            $2,856.6    $105.9       $1,923.9        $209.8         $76.9
                                    ========       =======      ========    ======       ========        ======         =====

---------------

(1) Includes a gain of $66.0 million on the sale of MAPCO's interest in the West Panhandle field (Note 4).

(2) Includes a gain of $20.8 million on the sale of certain propane and liquid fertilizer assets to CENEX (Note 4).

                                   MAPCO INC.

NOTE 15. EMPLOYEE BENEFIT PLANS

     MAPCO has two defined benefit plans covering substantially all employees, plus certain employees of the Coal business sold in 1996 (see Note 3). One of these plans is the MAPCO Inc. and Subsidiaries Pension Plan which has two separate benefit structures. The benefit formula for the MAPCO Inc. and subsidiaries (except Coal) structure is a step-rate-plan formula based on final average pay and years of service, while the benefit formula for the Coal structure is a flat dollar unit formula based on years of service. The employees of the Coal business became fully vested at the time of the sale. The second plan, which is significantly smaller and covers employees of South Atlantic Coal Company, has a career average pay formula based on years of service. MAPCO's funding policy for both of these plans is to make the minimum annual contributions required by the Employee Retirement Income Security Act. No contributions were required for 1997 and 1996 due to the over-funded status of these plans. The assets in these plans are primarily comprised of equity securities, but also include fixed income securities, guaranteed investment contracts and equity real estate investments.

     Net periodic pension income (expense) from MAPCO's defined benefit pension plans includes the following components (in millions):

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Service cost...........................................    $ (4.0)   $ (6.3)   $ (4.6)
Interest cost on projected benefit obligation..........     (13.8)    (12.6)    (11.2)
Actual return on plan assets...........................      39.9      28.8      39.0
Net amortization and deferral..........................     (22.2)     (9.5)    (20.7)
                                                           ------    ------    ------
Net periodic pension income (expense)..................    $  (.1)   $   .4    $  2.5
                                                           ======    ======    ======

     The funded status of MAPCO's defined benefit pension plans and the amounts recognized in MAPCO's consolidated balance sheets are as follows (in millions):

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1997       1996
                                                                -------    -------
Vested benefit obligation...................................    $(185.2)   $(157.7)
                                                                =======    =======
Accumulated benefit obligation..............................    $(190.6)   $(164.5)
                                                                =======    =======
Projected benefit obligation................................    $(212.4)   $(182.7)
Plan assets at fair value...................................      239.4      207.6
                                                                -------    -------
Plan assets in excess of projected benefit obligation.......       27.0       24.9
Unrecognized net actuarial gain.............................       (5.0)      (3.2)
Unrecognized prior service cost.............................        1.1        1.4
                                                                -------    -------
Prepaid pension cost........................................    $  23.1    $  23.1
                                                                =======    =======

     The rates used in determining the funded status and pension income of the two pension plans at December 31, 1997 are as follows:

                                                                           SOUTH ATLANTIC
                                                         MAPCO INC. AND         COAL
                                                          SUBSIDIARIES        COMPANY
                                                         --------------    --------------
Discount rate........................................          7.0%              7.0%
Rate of increase in compensation.....................          5.0%               --
Long-term rate of return on plan assets..............         10.0%             10.0%

                                   MAPCO INC.

     Because the South Atlantic Coal plan was frozen in September, 1996, the rate of increase in compensation is not applicable to that plan's funded status or pension income as determined at December 31, 1997.

     The rates used in determining the funded status of the two pension plans at December 31, 1996 and 1995, and pension income for 1996, are as follows:

                                                                           SOUTH ATLANTIC
                                                         MAPCO INC. AND         COAL
                                                          SUBSIDIARIES        COMPANY
                                                         --------------    --------------
Discount rate........................................          7.5%              7.5%
Rate of increase in compensation.....................          5.0%              4.0%
Long-term rate of return on plan assets..............         10.0%             10.0%

     The rates used in determining pension income for the two pension plans for 1995 are as follows:

                                                                           SOUTH ATLANTIC
                                                         MAPCO INC. AND         COAL
                                                          SUBSIDIARIES        COMPANY
                                                         --------------    --------------
Discount rate........................................          9.0%              9.0%
Rate of increase in compensation.....................          5.0%              4.0%
Long-term rate of return on plan assets..............         10.0%             10.0%

     The Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") imposed obligations for certain retiree medical costs on MAPCO. The undiscounted liability at December 31, 1997, relative to MAPCO's obligations under the Coal Act, which were retained after the sale of the Coal segment, was $17.1 million. The expected payments under the Coal Act are $.4 million in the years 1998 through 2000, $.5 million in the years 2001 and 2002, and $14.9 million thereafter. MAPCO's recorded liability relative to the Coal Act at December 31, 1997, was $6.9 million. The difference between the expected aggregate undiscounted liability of $17.1 million and the liability reflected in the financial statements is the result of discounting the expected payments which span more than 30 years.

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

     MAPCO's cash contributions to the ESOP will equal the ESOP's principal and interest payments on its loan from MAPCO reduced by the dividends the ESOP receives on the MAPCO common stock held by the ESOP. Dividends of $2.0 million, $2.1 million and $2.3 million in 1997, 1996 and 1995, respectively, on the MAPCO common stock owned by the ESOP were used for debt service. MAPCO made cash contributions to the ESOP of $8.3 million in 1997, $8.2 million in 1996 and $8.1 million in 1995. MAPCO recognized compensation expense in connection with the ESOP of $3.8 million, $3.3 million and $2.7 million and interest expense of $4.5 million, $4.9 million and $5.4 million in 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, respectively, the ESOP held 1.3 and 1.1 million allocated shares, 1.7 and 2.0 million unallocated shares and .3 million and .3 million shares pending to be allocated. The fair market value of unallocated shares held by the ESOP at December 31, 1997 and 1996, respectively, was $78.8 million and $69.5 million.

                                   MAPCO INC.

NOTE 16. COMMITMENTS AND CONTINGENCIES

  Leases

     MAPCO leases land, buildings and equipment under lease agreements which provide for the payment of minimum rentals. The annual rental expense under operating leases was $11.1 million, $19 million and $20 million in 1997, 1996 and 1995, respectively.

     Future minimum payments under operating leases are $68.0 million in total and during the next five years are: 1998 -- $12.6 million, 1999 -- $11.4 million, 2000 -- $10.2 million, 2001 -- $7.8 million and 2002 -- $5.1 million.

     On December 11, 1996, the Company entered into a seven-year operating lease arrangement to accommodate the acquisition and construction of certain assets. Payments under the lease are based on the amounts spent for acquisition or construction of assets and the applicable interest rate. After the lease term, the arrangement may be extended by agreement of the parties, or the Company may purchase or arrange for the sale of the assets. As of December 31, 1997, all of the $100 million commitment remained available under the lease.

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

     Both plaintiffs and defendants have appealed the Dallmeyer judgment to the Court of Appeals for the Fourteenth District of Texas in Harris County. The defendants seek to have the judgment modified in many respects, including the elimination of punitive damages as well as a portion of the actual damages awarded. If the defendants prevail on appeal, it will result in an award significantly less than the judgment, or alternatively, a retrial of the case. The plaintiffs have cross appealed and seek to modify the judgment to increase the total award plus interest to exceed $155 million. In February and March 1998, the Company entered into settlement agreements involving 12 of the 21 plaintiffs to finally resolve their claims against all defendants for an aggregate payment of $8 million. These settlements have satisfied and reduced the judgment on appeal by approximately $33 million.

     Management believes that it has defenses of considerable merit and will vigorously litigate the Dallmeyer appeal or seek a satisfactory settlement to the Company, but is not able to predict the ultimate outcome of this matter at this time. The Company has accrued a liability representing an estimate of amounts it may incur to finally resolve all litigation and has also recorded a receivable which corresponds to the remainder of its insurance coverage to be reimbursed by its insurance carrier. Management is unable to estimate a range of loss beyond the amount accrued. Resolutions unfavorable to the Company could result in liabilities and charges materially in excess of the amount accrued.

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

NOTE 17. ENVIRONMENTAL MATTERS

     Environmental remediation liabilities relate primarily to costs associated with soil and groundwater remediation obligations of the Company's Retail Petroleum, Marketing and Refining, and Propane Marketing Business Units. The Company has accrued its best estimate for its environmental remediation liabilities, which totaled $23.9 million and $27.7 million at December 31, 1997 and 1996, respectively. Receivables of $13.1 million and $14.7 million at December 31, 1997 and 1996, respectively, have been recognized as recoverable from state funds in connection with laws permitting reimbursement by the states of certain expenses associated with underground storage tank problems and repairs. The Company discounts certain components of its accrued environmental remediation liability and receivable estimates. At December 31, 1997 and 1996, respectively, the undiscounted estimated environmental remediation liabilities totaled $25.6 million and $29.3 million, and the undiscounted estimated receivables totaled $14.7 million and $15.4 million.

NOTE 18. GOODWILL AND OTHER ASSETS

     Net goodwill was $140.2 million and $109.9 million at December 31, 1997 and 1996, respectively. The increase in goodwill primarily reflects the ACS Data, EZ-Serve, Gas Supply and various propane company acquisitions completed during 1997.

     Other assets included investments in unconsolidated affiliates of $94.4 million and $23.7 million at December 31, 1997 and 1996, respectively. The increase in the investment in unconsolidated affiliates primarily reflects MAPCO's investment in the Discovery project during 1997.

NOTE 19. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at year-end consisted of the following (in millions):

                                                                1997        1996
                                                              --------    --------
Cost:
  Natural Gas Liquids.......................................  $1,189.5    $1,186.5
  Propane Marketing.........................................     302.2       250.6
  Petroleum Refining........................................     534.2       492.4
  Retail Petroleum..........................................     231.2       179.2
  New Ventures..............................................       6.1          --
  Corporate.................................................      57.5        45.5
                                                              --------    --------
                                                               2,320.7     2,154.2
Accumulated Depreciation....................................    (839.5)     (797.3)
                                                              --------    --------
Net Property, Plant and Equipment...........................  $1,481.2    $1,356.9
                                                              ========    ========

                                   MAPCO INC.

NOTE 20. SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

                                                                         QUARTER
                                                        ------------------------------------------
                                                           1          2          3           4
                                                        -------    -------    -------    ---------
                                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
1997
Sales and operating revenues..........................  $931.2     $854.3     $982.1     $1,079.9
Operating profit......................................  $138.2     $ 41.1     $ 57.6     $   40.2
Income from continuing operations.....................  $ 72.7     $ 10.7     $ 22.1     $   (1.0)
Income before cumulative effect of change in
  accounting principle................................  $ 72.7     $ 10.7     $ 22.1     $   (7.3)
Net income (loss).....................................  $ 72.7     $ 10.7     $ 22.1     $   (8.6)
Basic earnings per common share:
  Income from continuing operations...................  $ 1.32     $  .20     $  .41     $   (.02)
  Income before cumulative effect of change in
     accounting principle.............................  $ 1.32     $  .20     $  .41     $   (.13)
  Net income..........................................  $ 1.32     $  .20     $  .41     $   (.16)
Diluted earnings per common share:
  Income from continuing operations...................  $ 1.30     $  .20     $  .40     $   (.02)
  Income before cumulative effect of change in
     accounting principle.............................  $ 1.30     $  .20     $  .40     $   (.13)
  Net income..........................................  $ 1.30     $  .20     $  .40     $   (.16)
1996
Sales and operating revenues..........................  $741.5     $782.7     $797.5     $1,031.4
Operating profit......................................  $ 98.0     $ 48.8     $ 59.2     $   90.3
Income from continuing operations.....................  $ 47.4     $ 17.8     $ 22.7     $   42.3
Net income (loss).....................................  $ 55.2     $(21.0)    $ 21.0     $   42.3
Basic earnings per common share:
  Income from continuing operations...................  $  .82     $  .31     $  .40     $    .75
  Net income..........................................  $  .95     $ (.36)    $  .37     $    .75
Diluted earnings per common share:
  Income from continuing operations...................  $  .81     $  .31     $  .39     $    .75
  Net income..........................................  $  .95     $ (.36)    $  .36     $    .75

     Operating profit and income from continuing operations in the 1997 fourth quarter included charges of $15.2 million and $10.8 million, respectively, for certain asset write offs, additional contingency, legal and other accrual adjustments. In addition, income from continuing operations in the 1997 fourth quarter included charges of $3.6 million for accounting and legal expenses associated with the Williams merger and an additional accrual associated with MAPCO's Supplemental Executive Retirement Plan.

     Operating profit and income from continuing operations in the 1997 first quarter included a gain of $66.0 million and $39.5 million, respectively, on the sale of MAPCO's interest in the natural gas liquids and condensate in the West Panhandle field.

     Operating profit and income from continuing operations in the 1996 first quarter increased $20.8 million and $12.8 million, respectively, from a gain on sale of assets to CENEX. Net income in the 1996 second quarter was reduced by $45.5 million from the loss on disposal of the Coal business.

                                   MAPCO INC.

     Net income in the first quarter of 1996 included $7.8 million of income from the discontinued Coal operations. The net loss in the second quarter included $6.7 million of income from the discontinued Coal operations and a $45.5 million loss on the disposal of the Coal segment. Net income in the third quarter of 1996 included a $1.7 million loss on the disposal of the Coal segment. The net loss in the fourth quarter of 1997 included a $6.3 million loss on disposal of the Coal segment.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
Expenses:
  Selling, general and administrative.......................  $ 39.9    $ 26.0    $ 21.4
  Depreciation..............................................     4.3       3.1       2.1
  Interest and debt expense.................................    45.1      44.3      46.0
  Other expense (income) -- net.............................    (2.6)     (9.0)     (3.4)
                                                              ------    ------    ------
Loss before Income Tax Benefit..............................   (86.7)    (64.4)    (66.1)
Income Tax Benefit..........................................    14.7      19.3      22.1
Income from Discontinued Operations, Net of Income Taxes....      --      14.5      10.5
Loss on Disposal of Coal Segment, Net of Income Taxes.......    (6.3)    (47.2)       --
Equity in Net Income of Subsidiaries........................   175.2     175.3     108.2
                                                              ------    ------    ------
Net Income..................................................  $ 96.9    $ 97.5    $ 74.7
                                                              ======    ======    ======

                  See notes to condensed financial statements.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (IN MILLIONS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $    5.0    $   72.6
  Receivables...............................................       8.9        11.7
  Prepaid expenses and other current assets.................      22.7        11.7
                                                              --------    --------
          Total current assets..............................      36.6        96.0
                                                              --------    --------
Property, Plant and Equipment, at cost......................      32.3        22.0
                                                              --------    --------
Other Assets:
  Receivables from investments in subsidiaries..............   1,265.8     1,066.7
  Other assets..............................................      62.4         4.0
                                                              --------    --------
                                                               1,328.2     1,070.7
                                                              --------    --------
                                                              $1,397.1    $1,188.7
                                                              ========    ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt......................  $   36.4    $   30.9
  Accounts payable..........................................      24.5        25.5
  Accrued taxes.............................................       0.2        11.5
  Other current liabilities.................................      20.8        22.5
                                                              --------    --------
          Total current liabilities.........................      81.9        90.4
                                                              --------    --------
Long-term Debt, excluding current maturities................     616.4       439.6
                                                              --------    --------
Other Liabilities...........................................       3.1        34.4
                                                              --------    --------
Deferred Income Taxes.......................................      12.7         4.0
                                                              --------    --------
Equity Put Options on Common Stock..........................      12.3        16.7
                                                              --------    --------
Stockholders' Equity:
  Common stock..............................................      63.9        63.0
  Capital in excess of par value............................     126.5        96.6
  Retained earnings.........................................     783.7       719.0
                                                              --------    --------
                                                                 974.1       878.6
  Cumulative foreign exchange translation adjustment........      (0.1)         --
  Unamortized deferred compensation.........................      (2.1)       (0.4)
  Treasury stock, at cost...................................    (253.8)     (221.4)
  Loan to ESOP..............................................     (47.4)      (53.2)
                                                              --------    --------
                                                                 670.7       603.6
                                                              --------    --------
                                                              $1,397.1    $1,188.7
                                                              ========    ========

                  See notes to condensed financial statements.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Cash Flows from Operating Activities:
  Net income................................................  $  96.9    $  97.5    $  74.7
  Reconciliation of net income to net cash provided by
     operating activities:
     Depreciation and amortization..........................      4.3        3.4        2.1
     Provision for deferred income taxes....................      9.1        5.3        1.5
     Equity in net income of subsidiaries...................   (175.2)    (222.5)    (108.2)
     Equity in net income of discontinued subsidiary........      6.3       32.7      (10.5)
     Other items not requiring (providing) cash.............      7.7        (.4)       2.0
     Changes in operating assets and liabilities............   (110.4)     (15.5)      37.5
                                                              -------    -------    -------
          Net cash used in operating activities.............   (161.3)     (99.5)       (.9)
                                                              -------    -------    -------
Cash Flows from Investing Activities:
  Capital expenditures......................................    (14.3)     (15.6)      (3.9)
  Proceeds from sales of property, plant and equipment......       --        6.4         --
  Proceeds from sale of discontinued subsidiary.............       --      236.4         --
  Accounts with subsidiaries................................     (5.4)     242.9      (11.1)
                                                              -------    -------    -------
          Net cash provided by (used in) investing
            activities......................................    (19.7)     470.1      (15.0)
                                                              -------    -------    -------
Cash Flows from Financing Activities:
  Purchase of common stock..................................    (50.2)     (98.3)     (31.1)
  Increase (decrease) in borrowings.........................      7.4     (161.3)     104.6
  Dividends.................................................    (32.9)     (30.3)     (29.7)
  Issuance of long-term debt................................    206.0         --         --
  Payments on long-term debt................................    (25.0)     (20.0)     (26.0)
  Exercise of stock options.................................      9.6        1.8         .1
  Other.....................................................     (1.5)        .3         .5
                                                              -------    -------    -------
          Net cash provided by (used in) financing
            activities......................................    113.4     (307.8)      18.4
                                                              -------    -------    -------
Increase (Decrease) in Cash and Cash Equivalents............    (67.6)      62.8        2.5
Cash and Cash Equivalents, January 1........................     72.6        9.8        7.3
                                                              -------    -------    -------
Cash and Cash Equivalents, December 31......................  $   5.0    $  72.6    $   9.8
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

     Statements of Cash Flow -- MAPCO Inc. made cash payments for interest of $40.4 million, $45.5 million and $45.8 million in 1997, 1996 and 1995, respectively.

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

NOTE 3. DEBT AND GUARANTEES

     Information on the long-term debt of MAPCO Inc. is disclosed in Note 7 to the Consolidated Financial Statements. MAPCO Inc. has guaranteed certain trade payable obligations and performance guarantees arising in the ordinary course of business. The scheduled amounts to be paid on long-term debt during the next five years are: 1998 -- $36 million, 1999 -- $32 million, 2000 -- $23 million, 2001 -- $42 million and 2002 -- $42 million.

NOTE 4. DIVIDENDS RECEIVED

     Subsidiaries of MAPCO Inc. do not make formal cash dividend declarations and distributions to the parent. MAPCO Inc. receives and disburses cash on behalf of its subsidiaries. Any restrictions in debt agreements on the transfer of cash to MAPCO Inc. by its subsidiaries did not have any impact during 1997, 1996 or 1995.

                    MAPCO INC. AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

               COLUMN A                  COLUMN B           COLUMN C             COLUMN D       COLUMN E
               --------                 ----------   -----------------------   -------------   ----------
                                                            ADDITIONS
                                                     -----------------------
                                        BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                        BEGINNING    COSTS AND      OTHER                        END OF
             DESCRIPTION                OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(1)     PERIOD
             -----------                ----------   ----------   ----------   -------------   ----------
Year Ended December 31, 1997
  Allowance for doubtful accounts --
     Receivables......................     $1.7         $4.5         $(.8)         $3.2           $2.2
                                           ====         ====         ====          ====           ====
  Allowance for doubtful accounts --
     Other assets.....................     $4.6         $            $             $              $4.6
                                           ====         ====         ====          ====           ====
Year Ended December 31, 1996
  Allowance for doubtful accounts --
     Receivables......................     $1.5         $1.2         $ .1          $1.1           $1.7
                                           ====         ====         ====          ====           ====
  Allowance for doubtful accounts --
     Other assets.....................     $1.6         $3.0         $             $              $4.6
                                           ====         ====         ====          ====           ====
Year Ended December 31, 1995
  Allowance for doubtful accounts --
     Receivables......................     $2.3         $ .5         $             $1.3           $1.5
                                           ====         ====         ====          ====           ====
  Allowance for doubtful accounts --
     Other assets.....................     $            $1.6         $             $              $1.6
                                           ====         ====         ====          ====           ====

---------------

(1) Bad debts written off, less recoveries (net).

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.(o)         -- Supplemental Indenture No. 1 dated as of March 5, 1997
                            between MAPCO Inc. and The First National Bank of
                            Chicago, as Trustee
           4.(p)         -- Supplemental Indenture No. 2 dated as of March 5, 1997
                            between MAPCO Inc. and The First National Bank of
                            Chicago, as Trustee
          10.(d)         -- Form of Amended and Restated Agreement between MAPCO Inc.
                            and certain officers relating to employment
          10.(e)         -- Amended and Restated Agreement between MAPCO Inc. and
                            James E. Barnes relating to employment dated December 20,
                            1989, effective January 1, 1990
          10.(f)         -- Amended and Restated Agreement between MAPCO Inc. and
                            Robert G. Sachse relating to employment dated January 1,
                            1993
          10.(g)         -- Amended and Restated Agreement between MAPCO Inc. and
                            Philip W. Baxter relating to employment dated December
                            20, 1989, effective January 1, 1990
          10.(h)         -- Form of Non-Competition Agreement Dated November 23, 1997
                            between MAPCO Inc. and certain officers
          10.(i)         -- Non-Competition Agreement Dated November 23, 1997 between
                            MAPCO Inc. and James E. Barnes
          10.(j)         -- Non-Competition Agreement Dated November 23, 1997 between
                            MAPCO Inc. and Robert G. Sachse
          10.(k)         -- Non-Competition Agreement Dated November 23, 1997 between
                            MAPCO Inc. and Philip W. Baxter
          12.            -- Computation of Ratio of Earnings to Fixed Charges
          21.            -- List of Subsidiaries
          23.            -- Independent Auditors' Consent
          24.            -- Power of Attorney, included as part of the signature page of this report
          27.            -- Financial Data Schedule